Form 10KSB
period 2004-12-31
Learningwire.com
filed 2005-05-10
CIK 1309764

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
 (Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004
                                       OR
( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

Commission File No. 333-121072

                               KRANEM CORPORATION
                                      d/b/a

                                LEARNINGWIRE.COM
                      ----------------- ------------------
                 (Name of Small Business Issuer in its charter)

                Colorado                                     02-0585306
         ------------------------------                ----------------------
         (State of incorporation)                          (IRS Employer
                                                         Identification No.)
            410 17th Street, Suite 1870
                  Denver, CO                                         80202
    -------------------------------------------------------     ---------------
    (Address of Principal Executive Office)                        Zip Code

Registrant's telephone number, including Area Code: (303) 592-1614 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                (Title of Class)

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                X
                                     YES       NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for the most recent fiscal year were $1,810.

As of March 31, 2005 the Company's common stock was not publicly traded. The aggregate market value of the voting stock held by non-affiliates of the Company as of March 31, 2005 was $-0-.

As of March 31, 2005 the Company had 889,750 outstanding shares of common stock.

ITEM 1.  DESCRIPTION OF BUSINESS

      Learningwire was incorporated in Colorado on April 18, 2002 under the name Kranem Corporation. The Company operates under its "Learningwire" tradename which is registered with the Colorado Secretary of State.

      Learningwire is a Denver, Colorado based firm that offers high-quality, office and office supply products to businesses, educational institutions, government agencies and individuals nationwide. Learningwire markets and sells over 200,000 products through its website www.learningwire.com. Learningwire's web site enables customers to research products, purchase products online, track orders and receive administrative support. The products available from Learningwire include office supplies, such as pens, paper and printer cartridges; furniture, including chairs, tables, desks and storage units, and computers, electronics and software.

      Learningwire has several unique marketing programs. One program utilizes "SmartRewards" as an incentive for educational institutions to make purchases and promote Learningwire. SmartRewards are given to any schools selected by a purchaser. Schools receive SmartRewards for each and every purchase made through Learningwire by purchasers that select the school. SmartRewards can be used by schools to purchase products from Learningwire at discounts from normal retail prices. The second component of the marketing program provides school districts with cash rebates for every purchase made by Learningwire's schools, students, parents, community members and businesses that select the school district for rebates.

      Learningwire's web site (Learningwire.com) has been designed to be a powerful, yet easy to use, purchasing center. The website is different than other e-commerce sites because each member, identified by a category, is offered the lowest possible pricing available. Learningwire offers pricing specifically for educational institutions, government agencies and businesses that is in many cases lower than pricing offered by other online competitors.

      All products offered by Learningwire are supplied by either Ingram Micro, Inc. or U.S. Stationers. Ingram Micro Inc. supplies Learningwire with computer software and hardware, facsimile machines, copiers and other electronic devices. US Stationer provides Learningwire with office and school supplies.

       A customer purchases products through Learningwire's website. The customer uses a credit card to pay for any products purchased. Learningwire's website automatically routes the purchase order to Ingram Micro or U.S. Stationer, depending on the type of product ordered. Ingram Micro or U.S. Stationer ship the product directly to the customer. Orders for products are usually received by the customer within 24-48 hours after receipt. Learningwire receives a commission for each order.

      Learningwire has a written agreement with Ingram Micro but does not have any written agreement with U.S. Stationers. Ingram Micro and U.S. Stationers may at any time terminate their supply agreements with Learningwire, in which case Learningwire would cease business unless it could find alternate source of product supply.

      Learning's initial target market will be educational institutions - including public and private schools within the continental U.S. These potential customers combine for 116,877 schools and represent a student population of 67 million according to the Department of Education. An indirect but ancillary market for Learningwire's products include the businesses, families, and individuals which support and comprise the larger school community.

      Businesses, especially the small business/home office, will also be a significant potential market for Learningwire. Learningwire will address this market by offering discounted pricing, online approved purchase orders and a selection of products that rivals or surpasses many of its competitors.

      Learningwire's ability to market its products is hindered at the present time by its limited financial resources and lack of name recognition. Depending upon the amount of future capital available, Learningwire's marketing program will involve direct mail, email, telemarketing, and personal contact by sales representatives which Learningwire plans to hire. This marketing program will be designed to develop a marketing program to inform schools, school districts, government agencies, small businesses and other potential customers of the products it can provide.

      By means of a registration statement on Form SB-2 Learningwire is offering to sell up to 500,000 shares of its common stock at a price of $0.50 per share. As of March 31, 2005 Learningwire had not sold any of these shares.

Competition

      Learningwire faces competition from numerous sellers of office supplies, computers, and office furniture, the largest of which include Office Depot, Office Max, CompUSA and Best Buy. Competition may result in price reductions and decreased demand for Learningwire's products. Current and potentials competitors have or will have longer operating histories, greater brand recognition and/or significantly greater financial, marketing and other resources than does Learningwire. Competitors may be able to provide customers with more favorable terms, better customer service and more extensive inventory.

            Learningwire believes that the main competitive factors in its industry are:

|X|   Size, diversity and quality of inventory;

|X|   Brand recognition;

|X|   Customer service; and

|X|   Product pricing.

      Learningwire expects to compete by offering competitive prices, a wide selection of products and a reward and rebate program for schools and school districts. However, Learningwire's ability to compete at present is hindered by its limited financial resources and lack of name recognition.

Government Regulation

      Learningwire is not currently subject to direct federal, state or local regulation other than regulations generally applicable to retail commerce.

Employees

      As of March 31, 2005 Learningwire had one part-time employee.

Facilities

      Learningwire's offices are located at 410 17th Street, Suite 1870, Denver, Colorado 80202 and consist of 900 square feet which are provided to Learningwire without charge. Learningwire's use of this space may be terminated at any time. This space is expected to be adequate to meet Learningwire's foreseeable future needs.

ITEM 2.  DESCRIPTION OF PROPERTIES

      See Item 1 of this report.

ITEM 3.  LEGAL PROCEEDINGS.

      Learningwire is not involved in any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not applicable.

ITEM 5.  MARKET FOR COMMON EQUITY AND OTHER RELATED  STOCK- HOLDER MATTERS.
--------------------------------------------------------------------------

      As of March 31, 2005 the common stock of Learningwire was not quoted on any exchange and there was no public trading market.

      As of March 31, 2005, Learningwire had 889,750 outstanding shares of common stock and 32 shareholders of record.

      By means of a registration statement on Form SB-2 Learningwire is offering to sell up to 500,000 shares of its common stock at a price of $0.50 per share. As of March 31, 2005 Learningwire had not sold any of these shares.

      Holders of common stock are entitled to receive dividends as may be declared by the Board of Directors. The Board of Directors is not obligated to declare a dividend. No dividends have ever been declared and it is not anticipated that dividends will ever be paid.

       Learningwire's Articles of Incorporation authorize its Board of Directors to issue up to 10,000,000 shares of preferred stock. The provisions in the Articles of Incorporation relating to the preferred stock allow Learningwire's directors to issue preferred stock with multiple votes per share and dividend rights which would have priority over any dividends paid with respect to the holders of Learningwire's common stock. The issuance of preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by Learningwire's management.

      Trades of Learningwire's common stock, should a market ever develop, will be subject to Rule 15g-9 of the Securities Exchange Act of 1934, which rule imposes certain requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser's written agreement to the transaction prior to sale. The Securities and Exchange Commission also has rules that regulate broker/dealer practices in connection with transactions in "penny stocks". Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system). The penny stock rules require a broker/ dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for Learningwire's common stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS/ PLAN OF OPERATIONS

      Learningwire is in the development stage. Between its inception in April 2002 and December 31, 2004 Learningwire's revenues were only $5,273.

      During the period from inception (April 18, 2002) through December 31, 2004 Learningwire's operations used $(127,380) in cash and Learningwire purchased $18,505 of equipment. Capital was provided by the sale to the Company's officers, directors and private investors of shares of Learningwire's common stock as well as a loan of $97,500 from the Company's President.

      During the twelve months ending December 31, 2005 Learningwire plans to:

     o    Promote  its   products   and   incentive   programs  to   educational
          institutions
     o    Improve its website
     o Locate additional suppliers of office products which are willing to sell their products through Learningwire.

      Size, diversity and quality of inventory, brand recognition, customer service and pricing are all competitive factors in the office supply industry. Learningwire believes that it offers competitive prices, a wide selection of products and a reward and rebate program for schools and school districts. However, at present, Learningwire's biggest obstacles are limited financial resources and lack of name recognition. To remedy this problem, and contingent upon the amount of capital available, Learningwire plans to initiate a marketing program which will involve direct mail, email telemarketing, and personal contact by sales representatives which Learningwire plans to hire. If Learningwire's marketing program is successful, increased sales and brand identity should result. If Learningwire can increase sales and control costs, Learningwire should be able to earn a profit.

      Learningwire anticipates that its capital requirements for the twelve months ended December 31, 2005 will be as follows:

General and administrative expenses               $   20,000
Marketing                                            150,000
Website development                                   25,000
Accounts payable                                       4,000
                                                ------------
                                                   $ 194,000

      Learningwire does not have any commitments or arrangements from any person to provide Learningwire with any additional capital. If additional financing is not available when needed, Learningwire may need to change its business plan. Learingwire does not know how it would change its business plan if it was not able to raise at least $194,000. Learingwire does not have any plans, arrangements or agreements to sell or merge with another entity.

      By means of a registration statement on Form SB-2 Learningwire is offering to sell up to 500,000 shares of its common stock at a price of $0.50 per share. As of March 31, 2005 Learningwire had not sold any of these shares.

ITEM 7.     FINANCIAL STATEMENTS

      See the financial statements attached to this report.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

      N/A.

ITEM 8A.    CONTROLS AND PROCEDURES

      Stephen K. Smith, Learningwire's Chief Executive Officer and Michael Grove, Learningwire's Principal Financial Officer, have evaluated the effectiveness of Learningwire's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date") and in their opinion Learningwire's disclosure controls and procedures ensure that material information relating to Learningwire, including Learningwire's consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Mr. Smith and Mr. Grove there have been no significant changes in Learningwire's internal controls or in other factors that could significantly affect Learningwire's internal controls subsequent to the Evaluation Date. As a result, no corrective actions with regard to significant deficiencies or material weakness in Learningwire's internal controls were required.

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name              Age                   Title
---------         ---       -------------------------------

Stephen K. Smith   62       President and a Director
Michael Grove      59       Secretary, Treasurer and Principal Financial Officer
Kim Rust           62       Operations Manager

     Stephen K. Smith has served as Learningwire's President and as a director since January 21, 2004. Between 2000 and his association with Learningwire Mr. Smith, has been managing his investments. Mr. Smith retired from Dell Computer Corporation in 2000. Prior to his retirement Mr. Smith held the following positions with Dell Computer:

     o    Director of Operations -                              1997 - 2000
     o    Director of Worldwide Product Development -           1995 - 1997
     o    Director of Customer Service and Technical Support -  1992 - 1995
     o    Senior Manufacturing Manager -                        1989 - 1992

      Between 1964 and 1989 Mr. Smith was in the United States Marine Corps. While in the Marine Corps Mr. Smith had various national and international assignments ranging from Director of Marine Corps Officer Recruiting to Chief of Emergency Action, Defense Nuclear Agency. Mr. Smith retired from the Marine Corps. with the rank of Colonel. Mr. Smith received a Bachelor of Arts degree from Hanover College in 1964 and his Master of Arts degree from the University of Northern Colorado in 1978.

      Michael Grove has been Learningwire's Secretary, Treasurer and Principal Financial Officer since January 2004. Since 2000 Mr. Grove has been the Principal Financial Officer for Technical Trades Institute, Inc. Between 1999 and 2000 Mr. Grove was an accountant for One Capital Corporation. Between 1995 and 1996 Mr. Grove was the business manager, and between 1996 and 1999 Mr. Grove was the general manager of Paxson Communications, Inc. Mr. Grove has a background of over 27 years in financial and sales management. Mr. Grove has worked in the audit department of the CPA firm Peat, Marwick - Mitchel & Co. and has held sales positions as controller, chief financial officer and chief executive of several public and private companies in the oil and gas, stock brokerage, broadcasting and education industries. Mr. Grove is a CPA and earned a Bachelor of Science in Accounting from the University of Colorado.

      Kim Rust was Learningwire's President between April 18, 2002, the date Learningwire was incorporated, and January 21, 2004. Since January, 2004 Mr. Rust has been Learningwire's Operations Manager. During the six years preceding his association with Learningwire Mr. Rust was Managing Director of One Capital Corporation, a private investment banking firm.

      Mr. Rust may be considered a "parent" and "promoter" as those terms are defined in Rule 405 of the Securities Act of 1933. Learningwire's directors are elected to hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. Learningwire's executive officers are elected by the Board of Directors and hold office until resignation or removal by the Board of Directors.

ITEM 10.    EXECUTIVE COMPENSATION

      The following table sets forth in summary form the compensation received by the President of Learningwire during the three fiscal years ended December 31, 2004. None of Learningwire's officers have ever received in excess of $100,000 in compensation during any fiscal year.

                                           Other                         All
 Name and                                  Annual  Restricted           Other
  Principal       Fiscal                   Compen-    Stock   Options   Compen-
  Position         Year    Salary  Bonus   sation     Awards  Granted   sation
----------        ------   ------  -----   -------   -------- -------   -------

Stephen Smith,     2004   $    --    --        --         --       --       --
  President since
  January 2004.

Kim D. Rust,       2004   $25,200    --        --         --       --       --
  President prior  2003        --    --   $14,185         --       --       --
  to January 2004. 2002        --    --        --         --       --       --

(1) As of December 31, 2004, the number of shares of Learningwire's common stock owned by the officers included in the table above, and the value of the shares at that date, were:

      Name                    Shares             Value

      Stephen Smith           500,000             *
      Kim D. Rust                   -             -

* No value is assigned to these shares since, as of March 31, 2005, there was no market for Learningwire's common stock.

      Learningwire does not have any consulting or employment agreements with any of its officers or directors.

      Learningwire's board of directors may increase the compensation paid to its officers depending upon a variety of factors, including the results of its future operations.

      The following table shows the amount which Learningwire expects to pay to its management during the twelve months ending December 31,2005 and the amount of time these persons expect to devote to Learningwire's business.

                                                     Percentage of Time
                               Projected               to be Devoted
      Name                    Compensation             to Operations

      Stephen Smith             $12,000                       20%
      Michael Grove            $  3,000                        5%
      Kim D. Rust               $36,000                       65%


     Stock Options. Learningwire has not granted any stock options as of March 15, 2005. In the future, Learningwire may grant stock options to its officers, directors, employees or consultants.

     Long-Term Incentive Plans. Learningwire does not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans and has no intention of implementing any of these plans for the foreseeable future.

     Employee Pension, Profit Sharing or other Retirement Plans. Learningwire does not have a defined benefit, pension plan, profit sharing or other retirement plan, although it may adopt one or more of such plans in the future.

     Compensation of Directors. Learningwire's directors do not receive any compensation pursuant to any standard arrangement for their services as directors.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table shows the ownership of Learningwire's common stock as of March 31, 2005, by each shareholder known by Learningwire to be the beneficial owner of more than 5% of Learningwire's outstanding shares, each director and executive officer of Learningwire and all directors and executive officers as a group. Except as otherwise indicated, each shareholder has sole voting and investment power with respect to the shares they beneficially own.

                                         Shares
Name and Address of                    Beneficially            Percent of
Beneficial Owner                          Owned                  Class

Stephen K. Smith                         500,000                  56%
5425 Petticoat Lane
Austin, TX 78746

Michael Grove                             50,000                 5.6%
4540 Nelson Dr.
Broomfield, CO 80020

Anne Brady                               125,000                  14%
7170 Calabria Ct.
Unit F
San Diego, CA 92122

*All Executive Officers and              550,000                  62%
   Directors as a group (two persons)

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      On January 2, 2004, Learningwire sold 500,000 restricted shares of its common stock to Stephen K. Smith for $10,000 in cash, or $0.02 per share. On January 20, 2004, Learningwire sold 125,000 restricted shares of its common stock to Anne Brady for $5,000 in cash, or $0.04 per share. On February 20, 2004 Learningwire sold 50,000 restricted shares of its common stock to Michael Grove for $2,000 in cash, or $0.04 per share. Learningwire relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the sale of these shares.

      During January and February 2004 Learningwire sold 214,750 restricted shares of common stock to a group of private investors for $42,950, or $0.20 per share. Learningwire relied upon the exemption provided by Rule 504 of the Securities Act of 1933 with respect to the sale of these shares.

      Kim Rust allowed Learningwire to use office space free of charge between May 1, 2003 and December 31, 2004. The office space was valued at $1,250 per month based on the market rate for office space in Denver, Colorado at the time.

      During the year ended December 31, 2003 Kim Rust advanced $4,000 to Learningwire for working capital. The advance is non-interest bearing and due on demand. Learningwire repaid $3,200 of this loan during the year ended December 31, 2004.

      As of March 31, 2005 Stephen Smith, Learningwire's President, had advanced $97,500 to Learningwire. These advances do not bear interest, are unsecured and are due on demand.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K


Exhibit
Number      Exhibit Name

3.1         Articles of Incorporation (1)

3.2         Bylaws (1)

10.1        Distribution Agreement with Ingram Micro, Inc. (1)

31          Rule 13a-14(a) Certifications

32          Section 1350 Certifications

(1) Incorporated by reference to the same exhibit filed with Learningwire's Registration Statement on Form SB-2 (Commission File # 333-121072).

8-K Reports

      During the quarter ending December 31, 2004 Learningwire did not file any reports on Form 8-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The following table shows the aggregate fees billed to Learningwire for the year ended December 31, 2004 by Learningwire's independent auditors, Cordovano and Honeck, P.C.

                                                         2004

                  Audit Fees                           $8,820
                  Audit Related Fees                       --
                  Design and Implementation Fees           --

      Audit fees represent amounts billed for professional services rendered for the audit of Learningwire's annual financial statements and for reviewing unaudited financial statements in Learningwire's registration statement on Form SB-2. Before Cordovano and Honeck, P.C. was engaged by Learningwire to render audit services, the engagement was approved by Learningwire's Directors.

    Learningwire did not pay any accounting fees during the years ended December 31, 2003 and 2002.

                    KRANEM CORPORATION d/b/a LEARNINGWIRE.COM
                          (A Development Stage Company)

                          INDEX TO FINANCIAL STATEMENTS



                                                                         Page

Report of Independent Registered Public Accounting Firm.                 F-2

Balance Sheet at December 31, 2004                                       F-3

Statements of Operations for the years ended December 31, 2004 and 2003, and from April 18, 2002 (inception) through December 31, 2004  F-4

Statement of Changes in Shareholders' Deficit for the period from
April 18, 2002 (inception) through December 31, 2004                     F-5

Statements of Cash Flows for the years ended December 31, 2004 and
2003, and from April 18, 2002 (inception) through December 31, 2004      F-6

Notes to Financial Statements                                            F-7

To the Board of Directors and Shareholders:
Kranem Corporation dba Learningwire.com

             Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheet of Kranem Corporation dba Learningwire.com (a development stage company) as of December 31, 2004, and the related statements of operations, changes in shareholders' deficit and cash flows for the years ended December 31, 2004 and 2003, and from April 18, 2002 (inception) through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kranem Corporation dba Learningwire.com as of December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, and from April 18, 2002 (inception) through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered significant operating losses since inception, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Cordovano and Honeck LLP
Denver, Colorado
April 20, 2005

                    KRANEM CORPORATION d/b/a LEARNINGWIRE.COM
                          (A Development Stage Company)

                                  BALANCE SHEET

                                December 31, 2004


                                     Assets

Cash                                                        $      1,385
Property and equipment, net of accumulated
 depreciation of $13,576 (Note 3)                                  4,929
                                                           -------------

                                                           $      6,314
                                                           =============

                      Liabilities and Shareholders' Deficit

Liabilities:
    Accounts payable and accrued liabilities                $    10,776
    Indebtedness to related party (Note 2)                       97,500
                                                           -------------
            Total liabilities                                   108,276
                                                           -------------

Shareholders' deficit (Notes 2 and 5):
    Preferred stock, no par value; 10,000,000 shares
     authorized, -0- shares issued and outstanding                   --
    Common stock, no par value; 50,000,000 shares authorized,
          889,750 shares issued and outstanding                  49,770
    Additional paid-in capital                                   25,000
    Deficit accumulated during the development stage           (176,732)
                                                             ----------
            Total shareholders' deficit                        (101,962)
                                                             ----------
                                                            $     6,314
                                                           =============






                 See accompanying notes to financial statements

                    KRANEM CORPORATION d/b/a LEARNINGWIRE.COM
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS


                                                                  April 18, 2002
                                                                    (Inception)
                                      For the Year Ended             Through
                                         December 31,               December 31,
                                         2004      2003                2004
                                         ----      ----             ------------

Commission revenue                   $  1,810    $  1,148        $    5,273

Expenses:
   Selling, advertising and marketing   7,093      16,063             28,96
   Salaries                            25,200      17,185            42,385
   Contract labor                          --       9,930            21,435
   Professional fees                    9,680       7,060            17,415
   Rent                                    --       5,000            16,250
   Contributed rent (Note 2)           15,000      10,000            25,000
   Depreciation                         6,169       6,168            13,576
   Interest income                        (10)         --               (10)
   Other                                7,637       5,424            16,989
                                     --------    --------          --------
            Total expenses             70,769      76,830           182,005
                                      -------     -------

            Loss before income taxes  (68,959)    (75,682)         (176,732)

Income tax provision (Note 4)              --             --               --
                                     --------    --------          --------

            Net loss                 $(68,959)   $(75,682)        $(176,732)
                                     =========   =========        ==========

Basic and diluted loss per share     $  (0.08)   $   0.00
                                     =========   ========

Basic and diluted weighted average
      common shares outstanding       885,583          --
                                     =========   ========




                 See accompanying notes to financial statements

                    KRANEM CORPORATION d/b/a LEARNINGWIRE.COM
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT


                                                                         Deficit
                                                                       Accumulated
                                                           Additional  During the
                                           Common Stock     Paid-In    Development
                                         Shares     Amount  Capital       Stage       Total
                                         ------     ------ ----------  -----------    -----

Balance at April 18, 2002 (inception)        --    $    --  $     --     $     --    $    --

Net loss                                     --         --        --     (32,091)    (32,091)

Balance at December 31, 2002                 --         --        --     (32,091)    (32,091)

Office space contributed by a
 director (Note 2)                           --         --    10,000          --      10,000
Net loss                                     --         --        --     (75,682)    (75,682)

Balance at December 31, 2003                 --         --    10,000    (107,773)    (97,773)

January 2004, common stock sold to an
   officer ($.02/share) (Note 2)        500,000     10,000        --          --      10,000
January 2004, common stock sold to an
   investor ($.04/share) (Note 5)       125,000      5,000        --          --       5,000
January and February 2004, common
   stock sold in a private placement
   offering ($.20/share), less $10,180
   of offering costs (Note 5)           214,750     32,770        --          --      32,770
February 2004, common stock sold to
   an officer ($.04/share) (Note 2)      50,000      2,000        --          --       2,000
Office space contributed by a
   director (Note 2)                         --         --    15,000          --      15,000
Net loss                                     --         --        --     (68,959)    (68,959)
                                       --------    -------   -------    --------   ---------

Balance at December 31, 2004            889,750    $49,770   $25,000   $(176,732)  $(101,962)
                                       ========    =======   =======    ========   =========





                                      F-5
                       See accompanying notes to financial statements

                    KRANEM CORPORATION d/b/a LEARNINGWIRE.COM
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS



                                                                  April 18, 2002
                                                                    (Inception)
                                             For the Year Ended      Through
                                                December 31,        December 31,
                                               2004      2003          2004
                                               ----      ----       ------------

Cash flows from operating activities:
  Net loss                                 $ (68,959) $ (75,682)     $ (176,732)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
       Depreciation                            6,169      6,168          13,576
       Office space contributed by a
          director (Note 2).                  15,000     10,000          25,000
       Changes in operating assets and
        liabilities:
          Deposit held by supplier                --      3,000              --
          Accounts payable and accrued
             expenses                          2,594      2,582          10,776
                                           ---------   --------       ---------
     Net cash used in operating activities   (45,196)   (53,932)       (127,380)
                                           ---------   --------       ---------
Cash flows from investing activities:
  Payments for property and equipment             --         --         (18,505)
                                           ---------   --------       ---------
   Net cash used in investing activities          --         --         (18,505)
                                           ---------   --------       ---------

Cash flows from financing activities:
   Proceeds from the sale of common stock     59,950         --          59,950
   Payments for offering costs               (10,180)        --         (10,180)
   Repayment of related party loans (Note 2)  (4,000)        --          (4,000)
   Proceeds from related party loans (Note 2)     --     42,000         101,500
                                           ---------   --------       ---------
          Net cash provided by financing
             activities                       45,770     42,000          147,270
                                           ---------   --------       ---------
          Net change in cash                     574    (11,932)          1,385

Cash, beginning of period                        811     12,743              --
                                           ---------   --------       ---------
Cash, end of period                        $   1,385   $    811       $    1,385
                                           =========   ========       =========

Supplemental disclosure of cash flow
   information:
       Income taxes                        $      --   $     --       $      --
                                           =========   ========       =========
       Interest                            $      --   $     --       $      --
                                           =========   ========       =========

                 See accompanying notes to financial statements

                     KRANEM CORPORATION DBA LEARNINGWIRE.COM
                          (A Development Stage Company)
                          Notes to Financial Statements


(1)   Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization

Kranem Corporation dba Learningwire.com (the "Company") was incorporated in Colorado on April 18, 2002. The Company offers high-quality, office and office supply products to businesses, educational institutions, government agencies and individuals through its website, www.learningwire.com. The website enables customers to research products, purchase products online, track orders and receive administrative support. The Company handles all order entry, shipping, invoicing and payment collection from customers. However, all products offered by the Company are supplied by two unrelated companies. These two companies may, at any time, terminate their supply agreements with the Company, in which case, the Company would cease business until it could find an alternate source of product.

The Company has suffered significant operating losses since inception, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet obligations on a timely basis and ultimately to attain profitability. The Company has obtained working capital through equity offerings and management plans to obtain additional funding through equity offerings in 2005. The Company's president has also funded the Company's operations with working capital advances; however, no directors, officers or shareholders have committed to fund the Company's operations or to make loans or other financing arrangements available to the Company. There is no assurance that the Company will be successful in its efforts to raise additional working capital or achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash equivalents and fair value of financial instruments

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2004.

The carrying amounts of cash and operating liabilities approximate fair value due to the short-term maturity of the instruments.

Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities; disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

                    KRANEM CORPORATION DBA LEARNINGWIRE.COM
                          (A Development Stage Company)
                          Notes to Financial Statements

(1)  Nature of  Organization  and  Summary of  Significant  Accounting  Policies
     (Cont'd)

Offering costs

Costs related to common stock offerings are initially deferred until the offering is successfully completed, at which time they are recorded as a reduction of gross proceeds from the offering. If an offering is not successful, the costs are charged to operations at that time.

Start up costs

Costs related to the organization of the Company have been expensed as incurred.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally estimated at three years. Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing property and equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statements of operations.

Web site development costs and amortization

The Company capitalizes internal and external costs incurred to develop its web site during the application development stage in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Capitalized web site development costs are amortized over an estimated life of three years commencing on the date the software is ready for its intended use. The Company commenced amortizing its web-site development costs on June 11, 2002. Amortization expense totaled $6,002, $6,002, and $13,153 for the years ended December 31, 2004 and 2003, and for the period from April 18, 2002 (inception) through December 31, 2004, respectively.

In addition, the Company has adopted the Emerging Issues Task Force Issue No. 00-2 ("EITF 00-2"), "Accounting for Web site Development Costs". EITF 00-2 requires the implementation of SOP 98-1 when software is used by a vendor in providing a service to a customer but the customer does not acquire the software or the right to use it.

Costs incurred during the operating stage of the web site including training, administration, maintenance, and other costs to operate the web site are expensed as incurred. However, costs incurred during the operating stage that provide additional functions or features and that upgrade or enhance the web site are capitalized.

Following is a schedule of significant costs (capitalized and expensed) related to the web site's development and operation:

                    KRANEM CORPORATION DBA LEARNINGWIRE.COM
                          (A Development Stage Company)
                          Notes to Financial Statements

(1)  Nature of Organization and Summary of Significant Accounting Policies
     (Cont'd)

Web site development costs and amortization (cont'd)

                                                 April 18, 2002
                                                  (Inception)
                               Year Ended           Through
                               December 31,       December 31,
Description                 2004         2003         2002
-----------                ------       ------   --------------

Capitalized:
  Web site development    $    --      $    --      $18,006

Expenses:
  Web site hosting        $ 2,879      $ 1,876      $ 1,922
  Web site maintenance      1,346        2,470        1,700
                          -------      -------      -------
  Total web site expenses $ 4,225      $ 4,346      $ 3,622
                          =======      =======      =======

Impairment and disposal of long-lived assets

The Company evaluates the carrying value of its long-lived assets under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.

Revenue recognition

The Company's sales are reported on a net basis in accordance with EITF 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent". All of the Company's revenues are reported as commissions. The Company recognizes revenue only after the service has been performed and collectibility of the fee is reasonably assured.

Earnings (loss) per common share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

                    KRANEM CORPORATION DBA LEARNINGWIRE.COM
                          (A Development Stage Company)
                          Notes to Financial Statements

(1)  Nature of  Organization  and  Summary of  Significant  Accounting  Policies
     (Cont'd)

Earnings (loss) per common share (cont'd)

At December 31, 2004,  there was no variance  between basic and diluted loss per
share   as   there   were   no   potentially    dilutive   common    equivalents
outstanding.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and the tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

New accounting pronouncements

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29". This Statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect application of SFAS No. 153 to have a material affect on its financial statements.

In December 2004, the FASB issued a revision to SFAS No. 123, "Share-Based Payment". This Statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. It establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement No. 123 as originally issued and EITF Issue No. 96-18. This Statement is effective for public entities that file as small business issuers as of the beginning of the first fiscal period that begins after December 15, 2005. The Company has not yet determined the impact of SFAS No. 123 (revised) on its financial statements.

                    KRANEM CORPORATION DBA LEARNINGWIRE.COM
                          (A Development Stage Company)
                          Notes to Financial Statements

(2)   Related Party Transactions

A director contributed office space to the Company for the periods from May 1, 2003 through December 31, 2004. The office space was valued at $1,250 per month based on the market rate in the local area and is included in the accompanying financial statements as rent expense with a corresponding credit to "Additional paid-in capital".

During the year ended December 31, 2003 and the period from April 18, 2002 (inception) through December 31, 2002, the Company's president advanced the Company $38,000 and $59,500, respectively, for working capital. The advances are non-interest bearing and are due on demand. Management plans to settle these advances with cash or stock. The loans, totaling $97,500, are included in the accompanying financial statements as "Indebtedness to related party".

During the year ended December 31, 2003, an employee advanced the Company $4,000 for working capital. The advance was non-interest bearing and due on demand. The Company repaid the advance during the year ended December 31, 2004.

During January 2004, the Company sold 500,000 shares of its common stock to its president for $10,000 ($.02 per share). The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the stock sale.

During February 2004, the Company sold 50,000 shares of its common stock to an officer for $2,000 ($.04 per share). The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the stock sale.

(3)   Property and Equipment

Property and equipment consisted of the following at December 31, 2004:

            Web site                       $    18,006
            Computer software                      499
                                        --------------
                                                18,505
            Less accumulated depreciation      (13,576)
                                        --------------
                                               $ 4,929

Depreciation expense totaled $6,169 and $6,168 and $13,576, respectively, for the years ended December 31, 2004 and 2003, and for the period from April 18, 2002 (inception) through December 31, 2004.

                    KRANEM CORPORATION DBA LEARNINGWIRE.COM
                          (A Development Stage Company)
                          Notes to Financial Statements

(4)   Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate is as follows:

                                                     Year Ended
                                                     December 31,
                                                -------------------
                                                  2004        2003

        U.S. statutory federal rate              15.00%      16.99%
        State income tax rate, net of
         federal benefit                          3.94%       3.84%
        Permanent differences                    -0.09%      -0.49%
        Contributed rent                         -4.57%      -2.31%
        Net operating loss for which no tax
         benefit is currently available         -14.28%     -18.03%
                                                -------     -------
                                                  0.00%       0.00%

At December 31, 2004, the Company's current tax benefit consisted of a net tax asset of $29,902, due to operating loss carryforwards of $150,717, which was fully allowed for, in the valuation allowance of $29,902. The valuation allowance results in deferred tax expense, which offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended December 31, 2004 and 2003 totaled $10,276 and $13,646, respectively. Net operating loss carryforwards will expire through 2024.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change, as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation which could reduce or defer the utilization of those losses.

(5)   Shareholders' Equity

Preferred stock

The Board of Directors is authorized to issue shares of preferred stock in series and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series. The Company had no preferred shares issued and outstanding at December 31, 2004.

Private offering of common stock

During January 2004, the Company sold 125,000 shares of its common stock to an investor for $5,000 ($.04 per share). The shares were sold through the Company's officers and directors. The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the stock sale.

During January and February 2004, the Company sold 214,750 shares of its no par value common stock for $.20 per share pursuant to an exemption from registration claimed under Regulation D of the Securities Act of 1933, as amended. The shares were sold through the Company's officers and directors. The Company received net proceeds of $32,770 after deducting offering costs totaling $10,180. The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering.

                                   SIGNATURES

      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 5th day of May 2005.
                                  LEARNINGWIRE.COM


                                 By:     /s/ Stephen K. Smith
                                         -------------------------------------
                                         Stephen K. Smith, President and
                                         Chief Executive Officer



                                 By:     /s/ Michael Grove
                                         -------------------------------------
                                         Michael Grove, Principal Financial and
                                         Accounting Officer



         In accordance with the Exchange Act, this Report has been signed by the following person on behalf of the Registrant in the capacities and on the dates indicated.

Signature                            Title                    Date


/s/ Stephen K. Smith                Director              May 5, 2005
-------------------------
Stephen K. Smith

                                LEARNINGWIRE.COM

                                   FORM 10-KSB

                                    EXHIBITS