Form 10QSB
period 2005-03-31
Learningwire.com
filed 2005-05-12
CIK 1309764

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       OR

(  )  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from _______ to ________.

      Commission File Number 333-121072

                               KRANEM CORPORATION
                                      d/b/a

                                LEARNINGWIRE.COM

         Colorado                                        02-0585306
State or other jurisdiction of            (I.R.S.) Employer Identification No.
incorporation

                                 410 17th Street
                                Denver, CO 80202
                     Address of principal executive offices

                                  303-592-1614
               Registrant's telephone number, including area code

                                       N/A
                  Former address of principal executive offices

Indicate by check mark whether the Registrant (1) has files all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.

            Yes             X                               No    ________



      As of March 31, 2005 the Company had 889,750 outstanding shares of common stock.

                    KRANEM CORPORATION d/b/a LEARNINGWIRE.COM
                          (A Development Stage Company)

                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                                 March 31, 2005


                                     Assets

Cash                                                          $      502
Property and equipment, net of accumulated
 depreciation of $15,118                                           3,387

                                                              $    3,889


                      Liabilities and Shareholders' Deficit

Liabilities:
   Accounts payable and accrued liabilities                    $  17,563
   Indebtedness to related parties (Note 2)                      100,700
                                                               ---------

                  Total liabilities                              118,263
                                                               ---------


Shareholders' deficit:
   Preferred stock, no par value; 10,000,000 shares authorized,
          -0- shares issued and outstanding                           --
   Common stock, no par value; 50,000,000 shares authorized,
          889,750 shares issued and outstanding                   49,770
   Additional paid-in capital                                     28,750
   Deficit accumulated during the development stage             (192,894)
                                                               ---------

                  Total shareholders' deficit                   (114,374)
                                                               ---------

                                                               $   3,889
                                                               =========





            See accompanying notes to condensed financial statements

                    KRANEM CORPORATION d/b/a LEARNINGWIRE.COM
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                  April 18, 2002
                                                                   (Inception)
                                            Three Months Ended      Through
                                                 March 31,          March 31,
                                              2005       2004         2005
                                            -------    -------     -----------

Commission revenue.                         $   830    $    16     $     6,103

Expenses:
   Selling, advertising and marketing          953       4,376          29,918
   Salaries                                     --       9,000          42,385
   Contract labor                               --          --          21,435
   Professional fees                        10,200         125          27,615
   Rent                                         --          --          16,250
   Contributed rent (Note 2)                 3,750       3,750          28,750
   Depreciation                              1,542         842          15,118
   Interest income                              --          --             (10)
   Other                                       547       2,926          17,536
                                           -------     -------         -------
            Total expenses                  16,992      21,019         198,997
                                           -------     -------         -------

            Loss before income taxes       (16,162)    (21,003)       (192,894)
                                           -------     -------         -------

Income tax provision (Note 3)                   --          --              --
                                           -------     -------         -------
            Net loss                     $ (16,162)  $ (21,003)      $(192,894)
                                           =======     =======         =======

Basic and diluted loss per share         $   (0.02)$      0.00
                                           =======     =======
Basic and diluted weighted average
    common shares outstanding              889,750     864,750
                                           =======     =======


            See accompanying notes to condensed financial statements

                    KRANEM CORPORATION d/b/a LEARNINGWIRE.COM
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                  April 18, 2002
                                                                    (Inception)
                                              Three Months Ended     Through
                                                   March 31,         March 31,
                                                2005       2004        2005
                                              -------    -------   -------------

    Net cash used in operating activities   $ (4,083)  $ (9,641)    $ (131,463)

Cash flows from investing activities:
   Payments for property and equipment            --         --        (18,505)

        Net cash used in investing activities     --         --        (18,505)

Cash flows from financing activities:
   Proceeds from the sale of common stock         --     49,770         59,950
   Payments for offering costs                    --    (10,180)       (10,180)
   Repayment of related party loans               --     (4,000)        (4,000)
   Proceeds from related party loans (Note 2)  3,200         --        104,700
                                             -------    -------        -------


   Net cash provided by financing activities   3,200     35,590        150,470
                                             -------    -------        -------
        Net change in cash                      (883)    25,949            502
                                             -------    -------        -------
Cash, beginning of period                      1,385        811             --
                                             -------    -------        -------
Cash, end of period                         $    502   $ 26,760       $    502
                                             =======    =======        =======

Supplemental disclosure of cash flow
 information:
   Income taxes                                   --         --             --
                                             =======    =======        =======
   Interest                                       --         --             --
                                             =======    =======        =======







            See accompanying notes to condensed financial statements

                     KRANEM CORPORATION DBA LEARNINGWIRE.COM
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note 1:  Basis of presentation

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements for the year ended December 31, 2004, notes and accounting policies thereto included in the Company's Annual Report on Form 10-KSB as filed with the SEC.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

Note 2:  Related Party

A director contributed office space to the Company for the periods from May 1, 2003 through March 31, 2005. The office space was valued at $1,250 per month based on the market rate in the local area and is included in the accompanying financial statements as rent expense with a corresponding credit to "Additional paid-in capital".

During the three months ended March 31, 2005, an affiliate advanced the Company $3,200 for working capital. The advances are non-interest bearing and due on demand. Management plans to settle these advances with cash or stock. The advances are included in the accompanying financial statements as "Indebtedness to related parties".

In prior years, the Company has borrowed funds from its president for working capital. At March 31, 2005, the Company was indebted to the president in the amount of $97,500. The advances are non-interest bearing and are due on demand. Management plans to settle these advances with cash or stock. The advances are included in the accompanying financial statements as "Indebtedness to related parties".

Note 3:  Income Tax

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company has incurred significant net operating losses since inception resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

      Learningwire is in the development stage. Between its inception in April 2002 and March 31, 2005 Learningwire's revenues were only $6,103.

      During the period from inception (April 18, 2002) through March 31, 2005 Learningwire's operations used $131,463 in cash and Learningwire purchased $18,505 of equipment. Capital was provided by the sale to the Company's officers, directors and private investors of shares of Learningwire's common stock as well as a loan of $97,500 from the Company's President.

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

      Learningwire anticipates that its capital requirements for the twelve months ended December 31, 2005 will be as follows:

General and administrative expenses               $   20,000
      Marketing                                      150,000
Website development                                   25,000
Accounts payable                                       4,000
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

ITEM 3. CONTROLS AND PROCEDURES

      Stephen K. Smith, Learningwire's Chief Executive Officer and Michael Grove, Learningwire's Principal Financial Officer, have evaluated the effectiveness of Learningwire's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date") and in their opinion Learningwire's disclosure controls and procedures ensure that material information relating to Learningwire, including Learningwire's consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Mr. Smith and Mr. Grove there have been no significant changes in Learningwire's internal controls or in other factors that could significantly affect Learningwire's internal controls subsequent to the Evaluation Date. As a result, no corrective actions with regard to significant deficiencies or material weakness in Learningwire's internal controls were required.

                                     PART II
                                OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

Exhibit
Number      Exhibit Name

3.1         Articles of Incorporation (1)

3.2         Bylaws (1)

10.1        Distribution Agreement with Ingram Micro, Inc. (1)

31          Rule 13a-14(a) Certifications

32          Section 1350 Certifications

(1) Incorporated by reference to the same exhibit filed with Learningwire's Registration Statement on Form SB-2 (Commission File # 333-121072).

8-K Reports
-----------

      During the quarter ending March 31, 2005 Learningwire did not file any reports on Form 8-K.

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 5, 2005.

                                          KRANEM CORPORATION
                                          d/b/a
                                          LEARNINGWIRE.COM


                                          By:   /s/ Stephen K. Smith
                                               -----------------------------
                                               Stephen K. Smith, President and
                                               Chief Executive Officer



                                          By:   /s/ Michael
                                               -----------------------------
                                               Grove Michael Grove,
                                               Principal Financial and
                                               Accounting Officer