Form 10QSB
period 2005-06-30
Learningwire.com
filed 2005-08-25
CIK 1309764

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

                                 410 17th Street
                                Denver, CO 80202
                           --------------------------
                     Address of principal executive offices

                                  303-592-1614
                           -------------------------
               Registrant's telephone number, including area code

                                       N/A
                    ----------------------------------------
                  Former address of principal executive offices

Indicate by check mark whether the Registrant (1) has files all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.

            Yes             X                   No    ________
                  ------------------



      As of June 30, 2005 the Company had 948,250 outstanding shares of common stock.

                     KRANEM CORPORATION dba LEARNINGWIRE.COM
                          (A Development Stage Company)

                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                                  June 30, 2005




                                     Assets

Cash                                                              $  3,785
   Property and equipment, net of accumulated
   depreciation of $16,437                                           2,068
                                                                 ---------
                                                                  $  5,853


                      Liabilities and Shareholders' Deficit

Liabilities:
   Accounts payable and accrued liabilities                       $  1,201
   Indebtedness to related party (Note 2)                           97,500
                                                                  --------

      Total liabilities                                             98,701
                                                                  ========

Shareholders' deficit (Note 4):
   Preferred stock, no par value; 10,000,000 shares authorized,
        -0- shares issued and outstanding                               --
   Common stock, no par value; 50,000,000 shares authorized,
        948,250 shares issued and outstanding                       79,020
   Additional paid-in capital                                       32,500
   Deficit accumulated during the development stage               (204,368)
                                                                  --------

      Total shareholders' deficit                                  (92,848)
                                                                 ---------

                                                                 $   5,853



            See accompanying notes to condensed financial statements.

                     KRANEM CORPORATION dba LEARNINGWIRE.COM
                          (A Development Stage Company)

                        CONDENSED STATEMENTS OF OPERATION
                                   (Unaudited)

                                                                 April 18, 2002
                                                                  (Inception)
                       Three Months Ended      Six Months Ended     Through
                            June 30,               June 30,       June 30, 2005
                       2005         2004       2005        2004       2005
                       ----         ----       ----        ----       ----

Commission revenue. $    198   $      15   $  1,028    $       31  $    6,301

Expenses:
   Selling, advertising
      and marketing      963       4,376      1,916       8,752        30,881
   Salaries               --       9,000         --      18,000        42,385
   Contract labor         --          --         --          --        21,435
   Professional fees   3,520         125     13,720         250        31,135
   Rent                   --          --         --          --        16,250
   Contributed rent
       (Note 2)        3,750       3,750      7,500       7,500        32,500
   Depreciation        1,319         842      2,861       1,684        16,437
   Interest income        --          --         --          --           (10)
   Other               2,120       2,926      2,667       5,852        19,656
                     -------     -------    -------     -------      --------
      Total expenses  11,672      21,019     28,664      42,038       210,669
                     -------      ------     ------    --------     ---------

      Loss before
        income taxes (11,474)    (21,004)   (27,636)    (42,007)     (204,368)
                       =======   =======    =======     =======      ========

Income tax provision
   (Note 3)               --          --         --          --            --
                     -------      ------     ------    --------     ---------

      Net loss      $(11,474)   $(21,004)  $(27,636)   $(42,007)    $(204,368)
                    ========    ========   ========    ========     =========

Basic and diluted loss
   per share        $  (0.01)   $   0.00   $  (0.03)   $   0.00
                    =========   ========  ==========   ========

Basic and diluted
  weighted average
   common shares
    outstanding      926,900     889,750    900,364     877,250
                     =======     =======    =======     =======


            See accompanying notes to condensed financial statements.

                     KRANEM CORPORATION dba LEARNINGWIRE.COM
                          (A Development Stage Company)

             CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                                   (Unaudited)

                                                         Deficit
                                                       Accumulated
                                           Additional   During the
                          Common Stock      Paid-In    Development
                        Shares     Amount   Capital        Stage       Total

Balance at
 December 31, 2004      889,750  $ 49,770   $ 25,000    $(176,732)  $(101,962)

April through June
 2005, common stock
 sold in a public offering
 ($.50/share)(Note 4)    58,500    29,250         --           --      29,250

Office space
  contributed by a
  director (Note 2)          --        --      7,500           --       7,500

Net loss                     --        --         --      (27,636)    (27,636)
                       --------  --------   --------   -----------   ---------

Balance at June 30,
  2005                  948,250   $79,020    $32,500    $(204,368)   $(92,848)
                       ========  ========   ========    ==========   =========


                 See accompanying notes to condensed financial statements.

                     KRANEM CORPORATION dba LEARNINGWIRE.COM
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              April 18, 2002
                                                                (Inception)
                                           Six Months Ended      Through
                                               June 30,          June 30,
                                            2005       2004        2005
                                           ------     ------  ---------------

Net cash used in operating activities    $(26,850)   $(9,641)    $(154,230)
                                          --------    -------     ---------

Cash flows from investing activities:
 Payments for property and equipment           --         --       (18,505)
                                          --------    -------     ---------
     Net cash used in investing activities     --         --       (18,505)
                                          --------    -------     ---------

Cash flows from financing activities:
 Proceeds from the sale of common stock    29,250     49,770        89,200
 Payments for offering costs                   --    (10,180)      (10,180)
 Repayment of related party loans          (3,200)    (4,000)       (7,200)
 Proceeds from related party loans
   (Note 2)                                 3,200         --       104,700
                                          --------    -------     ---------
        Net cash provided by financing
              activities                   29,250     35,590       176,520
                                          --------    -------     ---------

        Net change in cash                  2,400     25,949         3,785

Cash, beginning of period                   1,385        811            --
                                          --------    -------     ---------

Cash, end of period                       $ 3,785    $26,760      $  3,785
                                          ========   ========     =========

Supplemental disclosure of cash
flow information:
   Income taxes                           $    --    $    --      $     --
                                          ========   ========     =========
   Interest                               $    --    $    --      $     --
                                          ========   ========     =========


            See accompanying notes to condensed financial statements.

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

Note 2:  Related Party

A director contributed office space to the Company for the periods from May 1, 2003 through June 30, 2005. The office space was valued at $1,250 per month based on the market rate in the local area and is included in the accompanying financial statements as rent expense with a corresponding credit to "Additional paid-in capital".

During the three months ended March 31, 2005, an affiliate advanced the Company $3,200 for working capital. The advances were non-interest bearing and due on demand. The Company repaid the advances prior to June 30, 2005.

In prior years, the Company has borrowed funds from its president for working capital. At June 30, 2005, the Company was indebted to the president in the amount of $97,500. The advances are non-interest bearing and are due on demand. Management plans to settle these advances with cash or stock. The advances are included in the accompanying financial statements as "Indebtedness to related party".

Note 3:  Income Tax

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company has incurred significant net operating losses since inception resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 4:  Shareholders' Deficit

      During April, May and June 2005 the Company sold 58,500 shares of its no par value common stock for $29,250, or $.50 per share, pursuant to a Registration Statement on Form SB-2.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION
           ---------------------------------------------------------------------

 Learningwire is in the development stage. Between its inception in April 2002 and March 31, 2005 Learningwire's revenues were only $6,103.

      During the period from inception (April 18, 2002) through June 30, 2005 Learningwire's operations used $(154,230) in cash and Learningwire purchased $18,505 of equipment. Capital was provided by the sale to the Company's officers, directors and private and public investors of shares of Learningwire's common stock as well as a loan from the Company's President.

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

      Learningwire anticipates that its capital requirements for the twelve months ended December 31, 2005 will be as follows:

General and administrative expenses               $   20,000
      Marketing                                      150,000
Website development                                   25,000
Accounts payable                                       4,000
                                                 -----------
                                                   $ 194,000

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

      By means of a registration statement on Form SB-2 Learningwire offered to sell up to 500,000 shares of its common stock at a price of $0.50 per share. As of June 30, 2005 Learningwire had sold 58,500 shares in the registered offering.

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

10.1        Distribution Agreement with Ingram Micro, Inc. (1)

31          Rule 13a-14(a) Certifications

32          Section 1350 Certifications

(1) Incorporated by reference to the same exhibit filed with Learningwire's Registration Statement on Form SB-2 (Commission File # 333-121072).

8-K Reports
-----------

      During the quarter ending June 30, 2005 Learningwire did not file any reports on Form 8-K.

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 22, 2005.

                                          KRANEM CORPORATION
                                          d/b/a
                                          LEARNINGWIRE.COM


                                          By: /s/ Stephen K. Smith
                                             -----------------------------------
                                             Stephen K. Smith, President and
                                             Chief Executive Officer



                                          By: /s/ Michael Grove
                                             -----------------------------------
                                             Michael Grove,
                                             Principal Financial and Accounting
                                             Officer