Form 10QSB
period 2005-09-30
Learningwire.com
filed 2005-11-15
CIK 1309764

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                       OR

(  )  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from _______ to ________.

      Commission File Number 333-121072

                               KRANEM CORPORATION
                                      d/b/a
                                LEARNINGWIRE.COM

              Colorado                                   02-0585306
    State or other jurisdiction             (I.R.S.) Employer Identification No.
           of incorporation

                                 410 17th Street
                                Denver, CO 80202
                         ------------------------------
                     Address of principal executive offices

                                  303-592-1614
                          ---------------------------
               Registrant's telephone number, including area code

                                       N/A
                      ------------------------------------
                  Former address of principal executive offices

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
                                   (Unaudited)

                               September 30, 2005

                                     Assets

Cash                                                              $2,266
Property and equipment, net of accumulated
  depreciation of $16,437                                            827
                                                                --------
                                                                  $3,093

                      Liabilities and Shareholders' Deficit
Liabilities:
  Accounts payable and accrued liabilities                        $4,994
  Indebtedness to related party (Note2)                           97,500
                                                                --------
      Total liabilities                                          102,494

Shareholders' deficit (Note 4):
  Preferred stock, no par value; 10,000,000 shares authorized,
    -0- shares issued an outstanding                                  --
  Common stock, no par value; 50,000,000 shares authorized,
   948,250 shares issued and outstanding                          79,020
  Additional paid-in  capital                                     36,250
  Deficit accumulated during the development stage             (214,671)
                                                               ---------
       Total shareholders' deficit                              (99,401)
                                                              ----------
                                                              $    3,093
                                                              ==========

                     KRANEM CORPORATION dba LEARNINGWIRE.COM
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)


                                                                              April 18, 2002
                                                                               (Inception)
                                       Three Months Ended  Nine Months Ended     Through
                                          September 30,      September 30,     September 30,
                                          2005     2004      2005      2004         2005

Commission revenue                       $(728)    $1,327    $300    $1,358        $5,573

Expenses:
    Selling, advertising and marketing   1,452        591   3,368     5,320        32,333
    Salaries                                --        900      --    18,900        42,385
    Contract labor                          --         --      --        --        21,435
    Professional fees                    2,910      7,010  16,630     7,260        34,045
    Rent                                    --         --      --        --        16,250
    Contributed rent (Note 2)            3,750      3,750  11,250    11,250        36,250
    Depreciation                         1,241      2,943   4,102     4,627        17,678
    Interest income                         --         (8)     --        (8)          (10)
    Other                                  222         --   2,889     5,852        19,878
                                       --------  --------- -------  --------    ---------
             Total expenses              9,575     15,186  38,239    53,201       220,244
                                       --------  --------- -------  --------    ---------
             Loss before income taxes  (10,303)   (13,859)(37,939)  (51,843)     (214,671)
                                       ========  ========= =======  ========    =========

Income tax provision (Note 3)               --         --      --        --            --
                                       --------  --------- -------  --------    ---------
             Net loss                 $(10,303)  $(13,859)$(37,939) $(51,843)  $(214,671)
                                       ========  ========= ======== =========  ==========

Basic and diluted loss per share        $(0.01)     $0.00   $(0.04)    $0.00

Basic and diluted weighted average
common shares outstanding              948,250    889,750  911,223    884,194


                     KRANEM CORPORATION dba LEARNINGWIRE.COM
                          (A Development Stage Company)
                  Condensed Statement of Changes in Shareholders' Deficit
                                   (Unaudited)




                                                                                            Deficit
                                                                                           Accumulated
                                                          Common Stock         Additional  During the
                                                    -------------------------   Paid-In    Development
                                                       Shares       Amount      Capital       Stage        Total
                                                    ------------- -----------  ----------- ------------ ------------

Balance at December 31, 2004                           889,750   $  49,770    $  25,000   $  (176,732) $  (101,962)

April through September 2005, common stock sold
      in a private placement offering ($.50/share)
      (Note 4)                                          58,500      29,250           --            --       29,250
Office space contributed by a director (Note 2).            --          --       11,250            --       11,250
Net loss.                                                   --          --           --       (37,939)     (37,939)
                                                    ------------- -----------  ----------- ------------ ------------

Balance at September 30, 2005                          948,250   $  79,020    $  36,250   $  (214,671) $   (99,401)
                                                    ============= ===========  =========== ============ ============


                     KRANEM CORPORATION dba LEARNINGWIRE.COM
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                  April 18, 2002
                                                                   (Inception)
                                                Nine Months Ended    Through
                                                  September 30,    September 30,
                                                2005         2004     2005
                                                ----         ----  -------------

Net cash used in operating activities.        $(28,369)   $(30,719)  $(155,749)
                                              ---------   ---------  ----------

Cash flows from investing activities:
Payments for property and equipment                 --          --     (18,505)
                                              ---------   ---------  ----------
        Net cash used in investing activities       --          --     (18,505)
                                              ---------   ---------  ----------

Cash flows from financing activities:
 Proceeds from the sale of common stock.        39,430      49,770      99,380
 Payments for offering costs                   (10,180)    (10,180)    (20,360)
 Repayment of related party loans.                  --      (4,000)     (4,000)
 Proceeds from related party loans (Note 2)         --          --     101,500
                                              ---------   ---------  ----------
 Net cash provided by financing activities.     29,250      35,590     176,520

Net change in cash.                                881       4,871       2,266

Cash, beginning of period                        1,385         811          --
                                              ---------   ---------  ----------

Cash, end of period..                         $  2,266    $  5,682   $   2,266
                                              =========   =========  ==========
Supplemental disclosure of cash
  flow information:
Income taxes.                                 $     --    $     --   $      --
                                              =========   =========  ==========
Interest                                      $     --    $     --   $      --
                                              =========   =========  ==========

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

Note 2:  Related Party

A director contributed office space to the Company for the periods from May 1, 2003 through September 30, 2005. The office space was valued at $1,250 per month based on the market rate in the local area and is included in the accompanying financial statements as rent expense with a corresponding credit to "Additional paid-in capital".

During the three months ended March 31, 2005, an affiliate advanced the Company $3,200 for working capital. The advances were non-interest bearing and due on demand. The Company repaid the advances prior to June 30, 2005.

In prior years, the Company has borrowed funds from its president for working capital. At September 30, 2005, the Company was indebted to the president in the amount of $97,500. The advances are non-interest bearing and are due on demand. Management plans to settle these advances with cash or stock. The advances are included in the accompanying financial statements as "Indebtedness to related party".

Note 3:  Income Tax

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company has incurred significant net operating losses since inception resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 4:  Shareholders' Deficit

During the period from April through September 2005, the Company sold 58,500 shares of its no par value common stock for $29,250, or $.50 per share, pursuant to a registration statement on Form SB-2. The shares were sold through the Company's officers and directors.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION
           --------------------------------------------------------------------

     Learningwire is in the development stage. Between its inception in April 2002 and September 30, 2005 Learningwire's revenues were only $5,573.

      During the period from inception (April 18, 2002) through September 30, 2005 Learningwire's operations used $(155,749) in cash and Learningwire purchased $18,505 of equipment. Capital was provided by the sale to Learningwire's officers and directors, private and public investors of shares of Learningwire's common stock as well as a loan from Learningwire's President.

      By means of a registration statement on Form SB-2 Learningwire offered to sell up to 500,000 shares of its common stock at a price of $0.50 per share. As of September 30, 2005 Learningwire had sold 58,500 shares in the registered offering.

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

                                     PART II
                                OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

Exhibit
Number      Exhibit Name
-------     ------------

3.1         Articles of Incorporation (1)

3.2         Bylaws (1)

10.1        Distribution Agreement with Ingram Micro, Inc. (1)

31          Rule 13a-14(a) Certifications

32          Section 1350 Certifications

(1) Incorporated by reference to the same exhibit filed with Learningwire's Registration Statement on Form SB-2 (Commission File # 333-121072).

8-K Reports
-----------

      During the quarter ending September 30, 2005 Learningwire did not file any reports on Form 8-K.

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          KRANEM CORPORATION
                                          d/b/a
                                          LEARNINGWIRE.COM


November 14, 2005                         By: /s/ Stephen K. Smith
                                              ---------------------------------
                                              Stephen K. Smith, President and
                                              Chief Executive Officer



November 15, 2005                         By: /s/ Michael Grove
                                              ---------------------------------
                                              Michael Grove,
                                              Principal Financial and Accounting
                                              Officer