Form 10KSB
period 2005-12-31
Learningwire.com
filed 2006-04-13
CIK 1309764

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
 (Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

Commission File No. 333-121072

                               KRANEM CORPORATION
                                      d/b/a

                                LEARNINGWIRE.COM
                      ----------------- ------------------
                 (Name of Small Business Issuer in its charter)

                Colorado                                     02-0585306
         ------------------------------                ----------------------
         (State of incorporation)                          (IRS Employer
                                                         Identification No.)
            410 17th Street, Suite 1870
                  Denver, CO                                80202
    ----------------------------------------           ---------------
    (Address of Principal Executive Office)                Zip Code

Registrant's telephone number, including Area Code:  (303) 592-1614
Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                ----------------
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                      X
                                    -----
                                     YES       NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-25 of the Exchange Act):      Yes  [X]   No  [ ]

The Company's revenues for the most recent fiscal year were $300.

As of March 31, 2006 the Company's common stock was not publicly traded. The aggregate market value of the voting stock held by non-affiliates of the Company as of March 31, 2006 was $-0-.

As of March 31, 2006 the Company had 4,267,125 outstanding shares of common stock.

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

      By means of a registration statement on Form SB-2, Learningwire offered up to 500,000 (pre-dividend) shares of its common stock at a pre-dividend price of $0.50 per share. As of March 31, 2006 Learningwire had sold 58,500 of these shares.

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

            Learningwire believes that the main competitive factors in its industry are:

     o    Size, diversity and quality of inventory;

     o    Brand recognition;

     o    Customer service; and

     o    Product pricing.

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

Employees

      As of March 31, 2006 Learningwire had one part-time employee.

Facilities

      Learningwire's offices are located at 410 17th Street, Suite 1870, Denver, Colorado 80202 and consist of 900 square feet which are provided to Learningwire without charge. Learningwire's use of this space may be terminated at any time. This space is expected to be adequate to meet Learningwire's foreseeable future needs.

ITEM 2.  DESCRIPTION OF PROPERTIES
----------------------------------

      See Item 1 of this report.

ITEM 3.  LEGAL PROCEEDINGS.
--------------------------

      Learningwire is not involved in any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

      Not applicable.

ITEM 5.  MARKET FOR COMMON EQUITY AND OTHER RELATED  STOCK- HOLDER MATTERS.
--------------------------------------------------------------------------

      On November 11, 2005 the director of Learningwire approved a stock dividend such that each of Learningwire's shareholders received 3.5 shares of common stock for each common share held on November 11, 2005. Unless otherwise indicated, all per share data in this report has been revised to reflect this stock dividend.

      As of March 31, 2006 the common stock of Learningwire was not quoted on any exchange and there was no public trading market.

      As of March 31, 2006, Learningwire had 4,267,125 outstanding shares of common stock and 45 shareholders of record.

      By means of a registration statement on Form SB-2 Learningwire sold 58,500 (pre-dividend) shares of its common stock at a (pre-dividend) price of $0.50 per share.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS/ PLAN OF OPERATIONS
-----------------------------------------------------------------

      Learningwire is in the development stage. Between its inception in April 2002 and December 31, 2005 Learningwire's revenues were only $5,573.

     During the period from inception (April 18, 2002) through December 31, 2005 Learningwire's operations used $(153,225) in cash and Learningwire purchased $18,505 of equipment. Capital was provided by the sale of Learningwire's common stock to Learningwire's officers, directors and public and private investors as well as a loan of $97,500 from Learningwire's President.

      During the twelve months ending December 31, 2006 Learningwire plans to:

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

      Learningwire anticipates that its capital requirements for the twelve months ended December 31, 2006 will be as follows:

  General and administrative expenses             $   20,000
  Marketing                                          150,000
  Website development                                 25,000
  Accounts payable                                     4,000
                                                ------------
                                                   $ 194,000
                                                ============

      Learningwire does not have any commitments or arrangements from any person to provide Learningwire with any additional capital. If additional financing is not available when needed, Learningwire may need to change its business plan. Learningwire does not know how it would change its business plan if it was not able to raise at least $194,000. Learningwire does not have any plans, arrangements or agreements to sell or merge with another entity.

      By means of a registration statement on Form SB-2 Learningwire sold 58,500 (pre-dividend) shares of its common stock at a (pre-dividend) price of $0.50 per share.

ITEM 7.     FINANCIAL STATEMENTS
--------------------------------

      See the financial statements attached to this report.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
---------------------------------------------------------

      N/A.

ITEM 8A.    CONTROLS AND PROCEDURES
-----------------------------------

      Stephen K. Smith, the Company's Chief Executive and Michael Grove, the Company's Principal Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report; and in his opinion the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company is made known to him by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. There have been no changes in the Company's internal controls over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. As a result, no corrective actions with regard to significant deficiencies or material weakness in the Company's internal controls were required.

ITEM 8B.    OTHER INFORMATION
-----------------------------

      Not Applicable

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
------------------------------------------------------------------------

Name              Age                   Title
---------         ---       -------------------------------

Stephen K. Smith   62       President and a Director
Michael Grove      59       Secretary, Treasurer and Principal Financial Officer
R. Bryan Luman     36       Operations Manager

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

      R. Bryan Luman has been Learningwire's Operations Manager since June 2005. Since February of 2005, Mr. Luman has been the director of International Business Development for I.D. Confirm. Between February of 2004 and February of 2005 Mr. Luman was Director of Marketing for Zynex. Between June 2003 and February 2004 Mr. Luman was Learningwire's Operations Manager. Between 1998 and 2002 Mr. Luman was the Business Development Manager and Operations Analyst for BSO 2000, Inc.

      Learningwire's directors are elected to hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. Learningwire's executive officers are elected by the Board of Directors and hold office until resignation or removal by the Board of Directors.

ITEM 10.    EXECUTIVE COMPENSATION
----------------------------------

      The following table sets forth in summary form the compensation received by the President of Learningwire during the three fiscal years ended December 31, 2005. None of Learningwire's officers have ever received in excess of $100,000 in compensation during any fiscal year.

                                           Other                         All
 Name and                                  Annual   Restricted          Other
  Principal                Fiscal          Compen-    Stock    Options  Compen-
  Position         Year    Salary  Bonus   sation     Awards   Granted  sation
----------        ------   ------  -----   -------   --------  -------  -------

Stephen Smith,     2005    $   --    --        --         --       --       --
  President since  2004    $   --    --        --         --       --       --
  January 2004.

Kim D. Rust,       2004   $25,200    --        --         --       --       --
  President prior  2003        --    --   $14,185         --       --       --
  to January 2004.

      As of December 31, 2005, the number of shares of Learningwire's common stock owned by the officers included in the table above, and the value of the shares at that date, were:

      Name                    Shares             Value
      ----                    ------             -----

      Stephen Smith         2,250,000             *

* No value is assigned to these shares since, as of December 31, 2005, there was no market for Learningwire's common stock.

      Learningwire does not have any consulting or employment agreements with any of its officers or directors.

      Learningwire's board of directors may increase the compensation paid to its officers depending upon a variety of factors, including the results of its future operations.

      The following table shows the amount which Learningwire expects to pay to its management during the twelve months ending December 31, 2006 and the amount of time these persons expect to devote to Learningwire's business.

                                                      Percentage of Time
                               Projected                to be Devoted
      Name                    Compensation              to Operations
      ----                    ------------            ------------------

      Stephen Smith            $  5,000                       20%
      Michael Grove            $  3,000                        5%
      R. Bryan Luman           $  5,000                       20%


     Stock Options. Learningwire has not granted any stock options as of March 31, 2006. In the future, Learningwire may grant stock options to its officers, directors, employees or consultants.

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

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

      The following table shows the ownership of Learningwire's common stock as of March 31, 2006, by each shareholder known by Learningwire to be the beneficial owner of more than 5% of Learningwire's outstanding shares, each director and executive officer of Learningwire and all directors and executive officers as a group. Except as otherwise indicated, each shareholder has sole voting and investment power with respect to the shares they beneficially own.

                                          Shares
Name and Address of                    Beneficially             Percent of
Beneficial Owner                          Owned                   Class
-------------------                    ------------             ----------

Stephen K. Smith                       2,250,000                  53%
5425 Petticoat Lane
Austin, TX 78746

Michael Grove                            225,000                 5.3%
4540 Nelson Dr.
Broomfield, CO 80020

R. Bryan Luman                                --                   --
9680 Lameria Drive
Highlands Ranch, CO 80130

Anne Brady                               562,500                  13%
7170 Calabria Ct.
Unit F
San Diego, CA 92122

*All Executive Officers and            2,475,000                  58%
  Directors as a group
 (two persons)

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-----------------------------------------------------------

      On January 2, 2004, Learningwire sold 2,250,000 restricted shares of its common stock to Stephen K. Smith for $10,000 in cash. On January 20, 2004, Learningwire sold 562,500 restricted shares of its common stock to Anne Brady for $5,000 in cash. On February 20, 2004 Learningwire sold 225,000 restricted shares of its common stock to Michael Grove for $2,000 in cash. Learningwire relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the sale of these shares.

      During January and February 2004 Learningwire sold 966,375 restricted shares of common stock to a group of private investors for $42,950. Learningwire relied upon the exemption provided by Rule 504 of the Securities Act of 1933 with respect to the sale of these shares.

      As of December, 2005 Stephen Smith, Learningwire's President, had advanced $97,500 to Learningwire. These advances do not bear interest, are unsecured and are due on demand.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------

Exhibit
Number   Exhibit Name
-------  ------------

3.1      Articles of Incorporation (1)

3.2      Bylaws (1)

10.1     Distribution Agreement with Ingram Micro, Inc. (1)

31       Rule 13a-14(a) Certifications

32       Section 1350 Certifications

(1) Incorporated by reference to the same exhibit filed with Learningwire's Registration Statement on Form SB-2 (Commission File # 333-121072).

8-K Reports
-----------

      During the quarter ending December 31, 2005 Learningwire did not file any reports on Form 8-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
--------------------------------------------------

     The following table shows the aggregate fees billed to Learningwire for the two years ended December 31, 2005 by Learningwire's independent auditors, Cordovano and Honeck, P.C.

                                                         2004      2005
                                                         ----      ----

                  Audit Fees                           $6,320    $4,480
                  Audit Related Fees                       --        --
                  Design and Implementation Fees           --        --

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

                    KRANEM CORPORATION d/b/a LEARNINGWIRE.COM
                          (A Development Stage Company)
                          Index to Financial Statements

                                                                       Page
                                                                      ------

Report of Independent Registered Public Accounting Firm.........        F-2

Balance Sheet at December 31, 2005..............................        F-3

Statements of Operations for the years ended December 31, 2005 and 2004, and from April 18, 2002 (inception) through
 December 31, 2005..............................................        F-4

Statement of Changes in Shareholders' Deficit for the period
 from April 18, 2002 (inception) through December 31, 2005......        F-5

Statements of Cash Flows for the years ended December 31, 2005 and 2004, and from April 18, 2002 (inception) through
 December 31, 2005..............................................        F-6

Notes to Financial Statements...................................        F-7

To the Board of Directors and Shareholders:
Kranem Corporation dba Learningwire.com


             Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheet of Kranem Corporation dba Learningwire.com (a development stage company) as of December 31, 2005, and the related statements of operations, changes in shareholders' deficit and cash flows for the years ended December 31, 2005 and 2004, and from April 18, 2002 (inception) through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kranem Corporation dba Learningwire.com as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, and from April 18, 2002 (inception) through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses, has used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant reconfiguration of its operations to sustain its operations for the foreseeable future. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Further information and management's plans in regard to this uncertainty are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Cordovano and Honeck LLP
Englewood, Colorado
April 3, 2006

                    KRANEM CORPORATION d/b/a LEARNINGWIRE.COM
                          (A Development Stage Company)

                                  BALANCE SHEET

                                December 31, 2005


                                     Assets

Property and equipment, net of accumulated
      depreciation of $18,505 (Note 3)                      $            --
                                                            ---------------
                                                                         --
                                                           ================

                      Liabilities and Shareholders' Deficit
Liabilities:
      Bank overdraft                                        $             5
      Accounts payable and accrued liabilities                        7,749
      Indebtedness to related party (Note 2)                         97,500
                                                           ----------------
            Total liabilities                                       105,254
                                                           ================

Shareholders' deficit (Notes 2 and 5):
     Preferred stock, no par value; 10,000,000 shares
      authorized, -0- shares issued and outstanding                      --
     Common stock, no par value; 50,000,000 shares
      authorized, 4,267,125 shares issued and outstanding            74,230
     Additional paid-in capital                                      40,000
     Deficit accumulated during the development stage              (219,484)
                                                           ----------------
           Total shareholders' deficit                             (105,254)
                                                           ----------------
                                                             $           --
                                                           ================





                 See accompanying notes to financial statements

                    KRANEM CORPORATION d/b/a LEARNINGWIRE.COM
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS


                                                           April 18, 2002
                                                             (Inception)
                                    For the Year Ended        Through
                                         December 31,        December 31,
                                    2005        2004             2005
                                    ----        ----         -----------

Commission revenue               $    300    $  1,810       $    5,573

Expenses:
   Selling, advertising and
    marketing                       4,678       7,093           33,643
   Salaries                            --      25,200           42,385
   Contract labor                      --          --           21,435
   Professional fees               15,250       9,680           32,665
   Rent                                --          --           16,250
   Contributed rent (Note 2)       15,000      15,000           40,000
   Depreciation                     4,929       6,169           18,505
   Interest income                     --         (10)             (10)
   Other                            3,195        7,637          20,184
                              -----------  -------------   -----------

        Total expenses             43,052      70,769          225,057
                              -----------  -------------   -----------

        Loss before income taxes  (42,752)    (68,959)        (219,484)

Income tax provision (Note 4)          --          --               --

            Net loss.         $   (42,752) $  (68,959)     $  (219,484)
                              ===========  =============   ===========

Basic and diluted loss
 per share                    $     (0.01) $    (0.02)
                              ===========  =============

Basic and diluted weighted
 average common shares
 outstanding                    4,132,887   3,985,124
                              ===========  =============




                 See accompanying notes to financial statements

                    KRANEM CORPORATION d/b/a LEARNINGWIRE.COM
                          (A Development Stage Company)

                  Statement of Changes in Shareholders' Deficit


                                                                                     Deficit
                                                                                    Accumulated
                                                                        Additional  During the
                                                   Common Stock          Paid-In    Development
                                               Shares         Amount     Capital       Stage       Total
                                               ------         ------    ----------  -----------    -----

Balance at April 18, 2002 (inception)              --      $      --    $       --  $       --    $    --

Net loss                                           --             --            --     (32,091)   (32,091)
                                             --------      ---------    ----------  -----------   --------

Balance at December 31, 2002                       --             --            --     (32,091)   (32,091)

Office space contributed by a
 director (Note 2)                                 --             --        10,000          --     10,000
Net loss                                           --             --            --     (75,682)   (75,682)
                                             --------      ---------    ----------  -----------   --------

Balance at December 31, 2003                       --             --        10,000    (107,773)   (97,773)

January 2004, common stock sold to
 an officer ($0.004) (Note 2)               2,250,000         10,000            --          --     10,000
January 2004, common stock sold to
 an investor ($0.009) (Note 5)                562,500          5,000            --          --      5,000
January and February 2004, common
 stock sold in a private placement
 offering ($0.04),  less $10,180
 of offering costs (Note 5)                   966,375         32,770            --          --     32,770
February 2004, common stock sold
 to an officer ($0.009) (Note 2)              225,000          2,000            --          --      2,000
Office space contributed by a
 director (Note 2)                                 --             --        15,000          --     15,000
Net loss                                           --             --            --     (68,959)   (68,959)
                                             --------      ---------    ----------  -----------   --------

Balance at December 31, 2004                4,003,875         49,770        25,000    (176,732)  (101,962)

April through September 2005,
 common stock sold in a private
 placement offering ($0.11)
 less $4,790 of offering
 costs (Note 5)                               263,250         24,460            --          --     24,460
Office space contributed by a
 director (Note 2)                                 --             --        15,000          --     15,000
Net loss                                           --             --            --     (42,752)   (42,752)
                                             --------      ---------    ----------  -----------   --------

Balance at December 31, 2005                4,267,125      $  74,230    $   40,000  $ (219,484) $(105,254)
                                           ==========      =========    ==========  =========== ==========



                 See accompanying notes to financial statements

                    KRANEM CORPORATION d/b/a LEARNINGWIRE.COM
                          (A Development Stage Company)

                             Statement of Cash Flows


                                                                                    April 18, 2002
                                                                                      (Inception)
                                                           For the Year Ended           Through
                                                              December 31,            December 31,
                                                          2005            2004             2005
                                                          ----            ----       ---------------

Cash flows from operating activities:
Net loss                                             $  (42,752)    $  (68,959)     $  (219,484)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation                                            4,929          6,169           18,505
  Office space contributed by a director (Note 2)        15,000         15,000           40,000
Changes in operating assets and liabilities:
   Bank overdraft                                             5             --                5
   Accounts payable and accrued expenses                 (3,027)         2,594            7,749
                                                     -----------    -----------     ------------
     Net cash used in operating activities              (25,845)       (45,196)        (153,225)
                                                     -----------    -----------     ------------
Cash flows from investing activities:
 Payments for property and equipment                         --             --          (18,505)
                                                     -----------    -----------     ------------
Net cash used in investing activities                        --             --          (18,505)
                                                     -----------    -----------     ------------

Cash flows from financing activities:
 Proceeds from the sale of common stock                  29,250         59,950           89,200
 Payments for offering costs                             (4,790)       (10,180)         (14,970)
 Repayment of related party loans (Note 2)               (3,200)        (4,000)          (7,200)
 Proceeds from related party loans (Note 2)               3,200             --          104,700
                                                     -----------    -----------     ------------

   Net cash provided by financing activities             24,460         45,770          171,730
                                                     -----------    -----------     ------------

   Net change in cash                                    (1,385)           574               --

Cash, beginning of period                                 1,385            811               --
                                                     -----------    -----------     ------------

Cash, end of period                                  $       --     $    1,385      $        --
                                                     ===========    ===========     ============

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
      Income taxes                                   $       --     $       --      $        --
                                                     ===========    ===========     ============

      Interest                                       $       --     $       --      $        --
                                                     ===========    ===========     ============




                  See accompanying notes to financial statement

                    KRANEM CORPORATION d/b/a LEARNINGWIRE.COM
                          (A Development Stage Company)
                          Notes to Financial Statements


(1) Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization

Kranem Corporation d/b/a Learningwire.com (the "Company") was incorporated in Colorado on April 18, 2002. The Company offers high-quality, office and office supply products to businesses, educational institutions, government agencies and individuals through its website, www.learningwire.com. The website enables customers to research products, purchase products online, track orders and receive administrative support. The Company handles all order entry, shipping, invoicing and payment collection from customers. However, all products offered by the Company are supplied by two unrelated companies. These two companies may, at any time, terminate their supply agreements with the Company, in which case, the Company would cease business until it could find an alternate source of product.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses, has used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant reconfiguration of its operations to sustain its operations for the foreseeable future. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet obligations on a timely basis and ultimately to attain profitability. The Company has obtained working capital through equity offerings and management plans to obtain additional funding through equity or debt financings in 2006. The Company's president has also funded the Company's operations with working capital advances; however, no directors, officers or shareholders have committed to fund the Company's operations or to make loans or other financing arrangements available to the Company. There is no assurance that the Company will be successful in its efforts to raise additional working capital or achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash equivalents and fair value of financial instruments

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2005.

The carrying amounts of the Company's operating liabilities approximate fair value due to the short-term maturity of the instruments.

                    KRANEM CORPORATION d/b/a LEARNINGWIRE.COM
                          (A Development Stage Company)
                          Notes to Financial Statements


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

Web site development costs and amortization

The Company capitalizes internal and external costs incurred to develop its web site during the application development stage in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Capitalized web site development costs are amortized over an estimated life of three years commencing on the date the software is ready for its intended use. The Company commenced amortizing its web-site development costs on June 11, 2002. Amortization expense totaled $4,853, $6,002, and $18,006 for the years ended December 31, 2005 and 2004, and for the period from April 18, 2002 (inception) through December 31, 2005, respectively.

In addition, the Company has adopted the Emerging Issues Task Force Issue No. 00-2 ("EITF 00-2"), "Accounting for Web site Development Costs". EITF 00-2 requires the implementation of SOP 98-1 when software is used by a vendor in providing a service to a customer but the customer does not acquire the software or the right to use it.

                    KRANEM CORPORATION d/b/a LEARNINGWIRE.COM
                          (A Development Stage Company)
                          Notes to Financial Statements

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

Following is a schedule of significant costs (capitalized and expensed) related to the web site's development and operation:
                                                            April 18, 2002
                                                               (Inception)
                                         Year Ended             Through
                                          December 31,        December 31,
      Description                      2005        2004             2005
      -----------                      ----        ----     -------------------

      Capitalized:
         Web site development       $      --    $     --        $ 18,006
                                    ---------    --------     -----------

      Expenses:
         Web site hosting           $   2,294    $  2,879        $  8,971
         Web site maintenance             537       1,346           6,053
                                    ---------    --------     -----------
            Total web site expenses $   2,831    $  4,225        $ 15,024
                                    =========    ========     ===========


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

                    KRANEM CORPORATION d/b/a LEARNINGWIRE.COM
                          (A Development Stage Company)
                          Notes to Financial Statements


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

At December 31, 2005, there was no variance between basic and diluted loss per share as there were no potentially dilutive common equivalents outstanding.

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

Recent accounting pronouncements

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20, "Accounting Changes," and supersedes FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements - an amendment of APB Opinion No. 28." SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the provisions of SFAS 154 will have a significant impact on its results of operations.

                    KRANEM CORPORATION d/b/a LEARNINGWIRE.COM
                          (A Development Stage Company)
                          Notes to Financial Statements


In December 2004, the FASB issued SFAS 153, "Exchanges of Non-Monetary Assets," an amendment of APB 29. This statement amends APB 29, which is based on the principle that exchanges of non-monetary assets should be measured at the fair value of the assets exchanged with certain exceptions. SFAS 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning on or after June 15, 2005. The Company does not expect the provisions of SFAS 153 will have a significant impact on its results of operations.

In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment." SFAS 123R is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) are required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers are required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard could have an effect on the Company's results of operations or financial position, if the Company grants employee stock awards after January 1, 2006.

                    KRANEM CORPORATION d/b/a LEARNINGWIRE.COM
                          (A Development Stage Company)
                          Notes to Financial Statements


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

During January 2004, the Company sold 2,250,000 shares of its common stock to its president for $10,000 ($.004 per share). The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the stock sale.

During February 2004, the Company sold 225,000 shares of its common stock to an officer for $2,000 ($.009 per share). The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the stock sale.

(3)   Property and Equipment

Property and equipment consisted of the following at December 31, 2005:

            Web site                          $ 18,006
            Computer software                      499
                                              --------
                                                18,505

            Less accumulated depreciation      (18,505)
                                              $     --
                                              ========

                    KRANEM CORPORATION d/b/a LEARNINGWIRE.COM
                          (A Development Stage Company)
                          Notes to Financial Statements



(3) Property and Equipment (cont'd)

Depreciation expense totaled $4,929 and $6,169 and $18,505, respectively, for the years ended December 31, 2005 and 2004, and for the period from April 18, 2002 (inception) through December 31, 2005.

(4)   Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate is as follows:

                                                          Year Ended
                                                         December 31,
                                                     ---------------------
                                                      2005           2004
                                                     ---------------------

U.S. statutory federal rate                           15.00%        15.00%
State income tax rate, net of federal benefit          3.94%         3.94%
Permanent differences                                  0.00%        -0.09%
Contributed rent                                      -6.65%        -4.57%
Net operating loss for which no tax
 benefit is currently available                      -12.29%       -14.28%
                                                     --------      --------
                                                       0.00%         0.00%
                                                     ========      ========

At December 31, 2005, the Company's current tax benefit consisted of a net tax asset of $35,157, due to operating loss carryforwards of $178,469, which was fully allowed for, in the valuation allowance of $35,157. The valuation allowance results in deferred tax expense, which offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended December 31, 2005 and 2004 totaled $5,255 and $10,276, respectively. Net operating loss carryforwards will expire through 2025.

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

                    KRANEM CORPORATION d/b/a LEARNINGWIRE.COM
                          (A Development Stage Company)
                          Notes to Financial Statements


 (5)  Shareholders' Equity

Common stock split

The Company declared 4.5:1 common stock split to shareholders of record at the close of business on November 11, 2005. The number of shares issued on November 11, 2005 totaled 3,318,875 and increased the number of common shares outstanding to 4,267,125. Shares issued prior to November 11, 2005 have been retroactively restated to reflect the impact of the stock split.

Preferred stock

The Board of Directors is authorized to issue shares of preferred stock in series and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series. The Company had no preferred shares issued and outstanding at December 31, 2005.

Public offering of common stock

During the period from April through June 2005, the Company sold 263,250 shares of its no par value common stock for $.11 per share, pursuant to a Registration Statement on Form SB-2. The shares were sold through the Company's officers and directors. The Company received net proceeds of $24,460 after deducting offering costs totaling $4,790.

Private offerings of common stock

During January 2004, the Company sold 562,500 shares of its common stock to an investor for $5,000 ($.009 per share). The shares were sold through the Company's officers and directors. The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the stock sale.

During January and February 2004, the Company sold 966,375 shares of its no par value common stock for $.044 per share pursuant to an exemption from registration claimed under Regulation D of the Securities Act of 1933, as amended. The shares were sold through the Company's officers and directors. The Company received net proceeds of $32,770 after deducting offering costs totaling $10,180. The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering.

                                   SIGNATURES

      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of April 2006.

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

Signature                            Title                    Date


/s/ Stephen K. Smith                Director              April 12, 2006
-------------------------
Stephen K. Smith

                                LEARNINGWIRE.COM

                                   FORM 10-KSB

                                    EXHIBITS