Form 10QSB
period 2006-03-31
Learningwire.com
filed 2006-05-10
CIK 1309764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2006

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


                        Commission File Number 333-121072

                               KRANEM CORPORATION
                                      d/b/a
                                LEARNINGWIRE.COM
                           --------------------------

                Colorado                               02-0585306
     ---------------------------          ----------------------------------
     State or other jurisdiction         (I.R.S.) Employer Identification No.
         of incorporation

                                 410 17th Street
                                Denver, CO 80202
                           --------------------------
                     Address of principal executive offices

                                  303-592-1614
                              --------------------
               Registrant's telephone number, including area code

                                       N/A
             ------------------------------------------------------
                  Former address of principal executive offices

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.            Yes    X         No   _____
                      -----

Indicate by check mark whether the  registrant  is a shell company (as defined
in Rule 12b-2 of the Exchange Act):      Yes   X       No    ______
                                             -----

As of May 10, 2006 the Company had 4,267,125 outstanding shares of common stock.

                     KRANEM CORPORATION dba LEARNINGWIRE.COM
                          (A Development Stage Company)
                             Condensed Balance Sheet
                                   (Unaudited)

                                 March 31, 2006


                                     Assets

Cash                                                         $     1,383
Prepaid expenses                                                     500
                                                           -------------
                                                             $     1,883
                                                           =============

                      Liabilities and Shareholders' Deficit
Liabilities:
   Accounts payable and accrued liabilities                  $     6,620
   Indebtedness to related parties (Note 2)                      101,850
                                                           -------------
        Total liabilities                                        108,470
                                                           -------------

Shareholders' deficit:
  Preferred stock, no par value; 10,000,000 shares authorized,
    -0- shares issued and outstanding                                 --
  Common stock, no par value; 50,000,000 shares authorized,
    4,267,125 shares issued and outstanding                       74,230
  Additional paid-in capital                                      43,750
  Deficit accumulated during the development stage              (224,567)
                                                           -------------
        Total shareholders' deficit                             (106,587)
                                                           -------------
                                                            $      1,883
                                                           =============








            See accompanying notes to condensed financial statements

                     KRANEM CORPORATION dba LEARNINGWIRE.COM
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                               April 18, 2002
                                                                (Inception)
                                       Three Months Ended         Through
                                             March 31,            March 31,
                                       2006           2005          2006
                                       ----           ----     ---------------

Commission revenue                $      366     $     830     $    5,939
                                  ----------     ---------     ----------

Expenses:
   Selling, advertising and marketing    700           953         34,343
   Salaries                               --            --         42,385
   Contract labor                         --            --         21,435
   Professional fees                     800        10,200         33,465
   Rent                                   --            --         16,250
   Contributed rent (Note 2)           3,750         3,750         43,750
   Depreciation                           --         1,542         18,505
   Interest income                        --            --            (10)
   Other                                 199           547         20,383
                                  ----------     ---------     ----------
        Total expenses                 5,449        16,992        230,506
                                  ----------     ---------     ----------

        Loss before income taxes      (5,083)      (16,162)      (224,567)

Income tax provision (Note 3)             --            --             --
                                  ----------     ---------     ----------

            Net loss              $   (5,083)    $ (16,162)    $ (224,567)
                                  ===========    ==========    ===========

Basic and diluted loss per share  $    (0.00)    $   (0.00)
                                  ===========    ==========

Basic and diluted weighted average
   common shares outstanding       4,267,125     4,003,875
                                  ===========    ==========





            See accompanying notes to condensed financial statements

                   KRANEM CORPORATION dba LEARNINGWIRE.COM
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                  April 18, 2002
                                                                   (Inception)
                                          Three Months Ended         Through
                                                March 31,            March 31,
                                          2006           2005          2006
                                          ----           ----     --------------

Net cash used in operating activities  $ (2,967)      $ (4,083)    $ (156,192)
                                       ---------      ---------    -----------

Cash flows from investing activities:
   Payments for property and equipment       --             --        (18,505)
                                       ---------      ---------    -----------

Net cash used in investing activities        --             --        (18,505)
                                       ---------      ---------    -----------

Cash flows from financing activities:
Proceeds from the sale of common stock       --             --         89,200
   Payments for offering costs               --             --        (14,970)
   Repayment of related party loans          --             --         (7,200)
   Proceeds from related party
    loans (Note 2)                        4,350          3,200        109,050
                                       ---------      ---------    -----------
      Net cash provided by
        financing activities              4,350          3,200        176,080
                                       ---------      ---------    -----------

      Net change in cash                  1,383           (883)         1,383

Cash, beginning of period                    --          1,385             --
                                       ---------      ---------    -----------

Cash, end of period                    $  1,383       $    502     $    1,383
                                       =========      =========    ===========

Supplemental disclosure of cash
flow information:
   Income taxes                        $     --       $     --     $       --
                                       =========      =========    ===========
   Interest                            $     --       $     --     $       --
                                       =========      =========    ===========








            See accompanying notes to condensed financial statements

                     KRANEM CORPORATION DBA LEARNINGWIRE.COM
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note 1:  Basis of presentation
         ---------------------

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements for the year ended December 31, 2005, notes and accounting policies thereto included in the Company's Annual Report on Form 10-KSB as filed with the SEC.

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

Note 2:  Related Party
         -------------

A director contributed office space to the Company for the periods from May 1, 2003 through March 31, 2006. The office space was valued at $1,250 per month based on the market rate in the local area and is included in the accompanying financial statements as rent expense with a corresponding credit to "Additional paid-in capital".

During the three months ended March 31, 2006, an employee advanced the Company $50 for working capital. The advance is non-interest bearing and due on demand. The advance is included in the accompanying financial statements as "Indebtedness to related parties".

In prior years, the Company has borrowed funds from its president for working capital. At December 31, 2005, the Company was indebted to the president in the amount of $97,500. During the three months ended March 31, 2006, the president advanced the Company an additional $4,300 for working capital. The advances, totaling $101,800, are non-interest bearing and are due on demand. Management plans to settle these advances with cash or stock. The advances are included in the accompanying financial statements as "Indebtedness to related parties".

Note 3:  Income Tax
         ----------

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company has incurred significant net operating losses since inception resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

ITEM 2.    MANAGEMENTS  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION  AND
------------------------------------------------------------------------------
           PLAN OF OPERATION
           -----------------

     Learningwire is in the development stage. Between its inception in April 2002 and March 31, 2006 Learningwire's revenues were only $5,939.

     During the period from inception (April 18, 2002) through March 31, 2006 Learningwire's operations used $(156,192) in cash and Learningwire purchased $18,505 of equipment. Capital was provided by the sale to Learningwire's officers and directors, private and public investors of shares of Learningwire's common stock as well as a loan from Learningwire's President.


ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

     Stephen K. Smith, the Company's Chief Executive Officer and Michael Grove, the Company's Principal Financial and Accounting Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date prior to the filing date of this report, and in their opinion the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to Mr. Smith and Mr. Grove by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. There have been no changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls. As a result, no corrective actions with regard to significant deficiencies or material weakness in the Company's internal controls were required.

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

10.1        Distribution Agreement with Ingram Micro, Inc. (1)

31          Rule 13a-14(a) Certifications

32          Section 1350 Certifications

(1) Incorporated by reference to the same exhibit filed with Learningwire's Registration Statement on Form SB-2 (Commission File # 333-121072).

8-K Reports
-----------

      During the quarter ending March 31, 2006 Learningwire did not file any reports on Form 8-K.

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          KRANEM CORPORATION
                                          d/b/a
                                          LEARNINGWIRE.COM


May 10, 2006                              By: /s/ Stephen K. Smith
                                             ---------------------------------
                                             Stephen K. Smith, President and
                                             Chief Executive Officer



May 10, 2006                              By: /s/ Michael Grove
                                             ---------------------------------
                                             Michael Grove, Principal Financial
                                             and Accounting Officer