Form 10QSB
period 2006-06-30
Learningwire.com
filed 2006-08-14
CIK 1309764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2006

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


                        Commission File Number 333-121072

                               KRANEM CORPORATION
                                      d/b/a
                                LEARNINGWIRE.COM

            Colorado                                 02-0585306
-----------------------------                -----------------------------
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

                      Yes        X        No
                             ----------      --------

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act):          Yes   X           No
                                              -----            -----


As of August 10, 2006 the Company had 4,267,125 outstanding shares of common stock.

                    KRANEM CORPORATION d/b/a LEARNINGWIRE.COM
                          (A Development Stage Company)
                             Condensed Balance Sheet
                                   (Unaudited)


                                  June 30, 2006



                                     Assets
Cash                                                        $        196
Prepaid expenses                                                     157
                                                           -------------
                                                            $        353

                      Liabilities and Shareholders' Deficit
Liabilities:
  Accounts payable and accrued liabilities                  $      7,813
  Indebtedness to related parties (Note 2)                       110,850
                                                               ---------
        Total liabilities                                        118,663
                                                               ---------

Shareholders' deficit:
   Preferred stock, no par value; 10,000,000 shares authorized,
     -0- shares issued and outstanding                                --
   Common stock, no par value; 50,000,000 shares authorized,
     4,267,125 shares issued and outstanding                      74,230
   Additional paid-in capital                                     47,500
   Deficit accumulated during the development stage             (240,040)
                                                                --------
        Total shareholders' deficit                             (118,310)
                                                                --------
                                                             $       353





            See accompanying notes to condensed financial statements

                    KRANEM CORPORATION d/b/a LEARNINGWIRE.COM
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)


                                                                         April 18, 2002
                                                                          (Inception)
                                    Three Months         Six Months         Through
                                    Ended June 30,      Ended June 30,      June 30,
                                   2006       2005     2006        2005      2006
                                   ----       ----     ----        ----  --------------

Commission revenue               $  (378)   $   198   $   (12)   $ 1,028    $ 5,561

Expenses:
   Selling, advertising and
    marketing                      1,839        963     2,539      1,916     36,182
   Salaries                           --         --        --         --     42,385
   Contract labor                     --         --        --         --     21,435
   Professional fees               9,100      3,520     9,900     13,720     42,565
   Rent                               --         --        --         --     16,250
   Contributed rent (Note 2)       3,750      3,750     7,500      7,500     47,500
   Depreciation                       --      1,319        --      2,861     18,505
   Interest income                    --         --        --         --        (10)
   Other                             406      2,120       605      2,667     20,789
                                ---------  ---------  --------  ---------  ---------
         Total expenses           15,095     11,672    20,544     28,664    245,601
                                ---------  ---------  --------  ---------  ---------
         Loss before income
             taxes               (15,473)   (11,474)  (20,556)   (27,636)  (240,040)

Income tax provision (Note 3)         --         --        --         --         --
                                ---------  ---------  --------  ---------  ---------
         Net loss             $  (15,473)  $(11,474) $(20,556) $ (27,636) $(240,040)
                                =========  =========  ========  =========  =========
Basic and diluted loss
 per share                    $    (0.00)  $  (0.00) $  (0.00)  $  (0.01)
                                =========  =========  ========  =========
Basic and diluted weighted
 average common shares
 outstanding                   4,267,125   4,171,050  4,267,125  4,051,638
                                =========  =========  =========  =========







            See accompanying notes to condensed financial statements

                     KRANEM CORPORATION dba LEARNINGWIRE.COM
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                  April 18, 2002
                                                                    (Inception)
                                              Six Months Ended        Through
                                                  June 30,            June 30,
                                              2006        2005         2006
                                              ----        ----    --------------

   Net cash used in operating activities   $ (13,154)   $ (26,850)   $(166,379)
                                           ----------   ----------   ----------
Cash flows from investing activities:
 Payments for property and equipment              --           --      (18,505)
                                           ----------   ----------   ----------

   Net cash used in investing activities          --           --      (18,505)
                                           ----------   ----------   ----------

Cash flows from financing activities:
   Proceeds from the sale of common stock         --       29,250       89,200
   Payments for offering costs                    --           --      (14,970)
   Repayment of related party loans               --       (3,200)      (7,200)
   Proceeds from related party
    loans (Note 2)                            13,350        3,200      118,050
                                           ----------   ----------   ----------
      Net cash provided by financing
       activities                             13,350       29,250      185,080
                                           ----------   ----------   ----------
      Net change in cash                         196        2,400          196

Cash, beginning of period                         --        1,385           --
                                           ----------   ----------   ----------

Cash, end of period                        $     196    $   3,785    $     196
                                           ==========   ==========   ==========

Supplemental disclosure of cash flow information: Cash paid during the period for:
      Income taxes                         $      --    $      --    $      --
                                           ==========   ==========   ==========
      Interest                             $      --    $      --    $      --
                                           ==========   ==========   ==========





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

Note 2:  Related Party

A director contributed office space to the Company for the periods from May 1, 2003 through June 30, 2006. The office space was valued at $1,250 per month based on the market rate in the local area and is included in the accompanying financial statements as rent expense with a corresponding credit to "Additional paid-in capital".

During the six months ended June 30, 2006, an employee advanced the Company $50 for working capital. The advance is non-interest bearing and due on demand. The advance is included in the accompanying financial statements as "Indebtedness to related parties".

In prior years, the Company has borrowed funds from its president for working capital. At December 31, 2005, the Company was indebted to the president in the amount of $97,500. During the six months ended June 30, 2006, the president advanced the Company an additional $13,300 for working capital. The advances, totaling $110,800, are non-interest bearing and are due on demand. Management plans to settle these advances with cash or stock. The advances are included in the accompanying financial statements as "Indebtedness to related parties".

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

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

      Learningwire is in the development stage. Between its inception in April 2002 and June 30, 2006 Learningwire's revenues were only $5,561.

      During the period from inception (April 18, 2002) through June 30, 2006 Learningwire's operations used $(166,379) in cash and Learningwire purchased $18,505 of equipment. Capital was provided by the sale to Learningwire's officers, directors, private investors and public investors of shares of Learningwire's common stock as well as a loan from Learningwire's President.


ITEM 3. CONTROLS AND PROCEDURES

      Stephen K. Smith, the Company's Chief Executive Officer and Michael Grove, the Company's Principal Financial and Accounting Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report, and in their opinion the Company's disclosure controls and procedures are effective. There were no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION


Item 6. Exhibits

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

                                          KRANEM CORPORATION
                                          d/b/a
                                          LEARNINGWIRE.COM


August 14, 2006                           By:   /s/ Stephen K. Smith
                                                ------------------------------
                                                Stephen K. Smith, President and
                                                Chief Executive Officer



August 14, 2006                           By:   /s/ Michael Grove
                                                ------------------------------
                                                Michael Grove,
                                                Principal Financial and
                                                Accounting Officer