Form 10QSB
period 2006-09-30
Learningwire.com
filed 2006-11-08
CIK 1309764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2006

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


                        Commission File Number 333-121072

                               KRANEM CORPORATION
                                      d/b/a
                                LEARNINGWIRE.COM

           Colorado                                   02-0585306
----------------------------           -------------------------------------
State or other jurisdiction           (I.R.S.)  Employer  Identification No.
     of incorporation
                                 410 17th Street
                                Denver, CO 80202
                          ---------------------------
                     Address of principal executive offices

                                  303-592-1614
                        -------------------------------
               Registrant's telephone number, including area code

                                       N/A
                       ----------------------------------
                  Former address of principal executive offices

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes        X               No
                             ----------             ---------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

                              Yes       X            No
                                    --------            --------


As of November 7, 2006 the Company had 4,267,125 outstanding shares of common stock.

                     KRANEM CORPORATION dba LEARNINGWIRE.COM
                          (A Development Stage Company)
                             Condensed Balance Sheet
                                   (Unaudited)


                               September 30, 2006

                                     Assets

Cash                                                         $       362
Prepaid expenses                                                     200
                                                            -------------
                                                             $       562

                      Liabilities and Shareholders' Deficit

Liabilities:
   Accounts payable and accrued liabilities                  $     3,709
   Indebtedness to related parties (Note 2)                      111,750
                                                            -------------
            Total liabilities                                    115,459
                                                            -------------

Shareholders' deficit:
   Preferred stock, no par value; 10,000,000 shares
    authorized, -0- shares issued and outstanding                     --
   Common stock, no par value; 50,000,000 shares
    authorized, 4,267,125 shares issued and outstanding           74,230
   Additional paid-in capital                                     57,290
   Deficit accumulated during the development stage             (246,417)
                                                            -------------
            Total shareholders' deficit                         (114,897)
                                                             $       562


See accompanying notes to condensed financial statements.

KRANEM CORPORATION dba LEARNINGWIRE.COM
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)


                                                                                 April 18, 2002
                                                                                  (Inception)
                                          Three Months Ended   Nine Months Ended   Through
                                            September 30,         September 30,   September 30,
                                          2006        2005     2006        2005       2006
                                          ----        ----     ----        ----       ----

  Commission revenue                   $    198   $    (728) $    186    $   300    $  5,759
                                       ---------  ---------- ---------- ---------  ----------
  Expenses:
   Selling, advertising and marketing       969       1,452     3,508      3,368      37,151
   Salaries                                  --          --        --         --      42,385
   Contract labor                            --          --        --         --      21,435
   Professional fees                      1,408       2,910    11,308     16,630      43,973
   Rent                                      --          --        --         --      16,250
   Contributed rent (Note 2               3,750       3,750    11,250     11,250      51,250
   Depreciation                              --       1,241        --      4,102      18,505
   Interest income                           --          --        --         --         (10)
      Other                                 448         222     1,053      2,889      21,237
                                       ---------  ---------- ---------- ---------  ----------
          Total expenses                  6,575       9,575    27,119     38,239     252,176
                                       ---------  ---------- ---------- ---------  ----------

          Loss before income taxes       (6,377)    (10,303)  (26,933)   (37,939)   (246,417)

      Income tax provision (Note 3           --          --        --         --          --
                                       ---------  ---------- ---------- ---------  ----------

                   Net loss            $ (6,377)  $ (10,303) $(26,933)  $(37,939)  $(246,417)
                                       =========  ========== ========== =========  ==========

      Basic and diluted loss per share $  (0.00)  $   (0.00) $  (0.01)  $  (0.01)
                                       =========  ========== ========== =========

      Basic and diluted weighted average
      common shares outstanding       4,267,125    4,267,125 4,267,125  4,100,504
                                      ==========  ========== ========== =========



See accompanying notes to condensed financial statements.

KRANEM CORPORATION dba LEARNINGWIRE.COM
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)


                                                                     April 18, 2002
                                                                      (Inception)
                                                 Nine Months Ended      Through
                                                   September 30,       September 30,
                                                 2006         2005        2006
                                                 ----         ----        ----

    Net cash used in operating activities  $   (19,928)   $   (28,369) $ (173,153)
                                           ------------   ------------ -----------

Cash flows from investing activities:
    Payments for property and equipment             --             --     (18,505)
                                           ------------   ------------ -----------
         Net cash used in investing
          activities                                --             --     (18,505)
                                           ------------   ------------ -----------

Cash flows from financing activities:
 Capital contributed by related party (Note 2)   6,040             --       6,040
 Proceeds from the sale of common stock             --         39,430      89,200
 Payments for offering costs                        --        (10,180)    (14,970)
 Repayment of related party loans                   --         (3,200)     (7,200)
 Proceeds from related party loans (Note 2)     14,250          3,200     118,950
                                           ------------   ------------ -----------
   Net cash provided by financing
     activities                                 20,290         29,250     192,020
                                           ------------   ------------ -----------
       Net change in cash                          362            881         362

Cash, beginning of period                           --          1,385          --
                                           ------------   ------------ -----------
Cash, end of period                        $       362    $     2,266  $      362
                                           ============   ============ ===========

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
   Income taxes                            $        --    $        --  $       --
                                           ============   ============ ===========
       Interest                            $        --    $        --  $       --
                                           ============   ============ ===========


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

Note 2:  Related Party
         -------------

A director contributed office space to the Company for the periods from May 1, 2003 through September 30, 2006. The office space was valued at $1,250 per month based on the market rate in the local area and is included in the accompanying financial statements as rent expense with a corresponding credit to "Additional paid-in capital".

During the nine months ended September 30, 2006, an employee advanced the Company $50 for working capital. The advance is non-interest bearing and due on demand. The advance is included in the accompanying financial statements as "Indebtedness to related parties".

During the three months ended September 30, 2006, the Company's president contributed capital for the payment of $6,040 in professional fees. The contributed capital is included in the accompanying condensed financial statements as "Additional paid-in capital".

In prior years, the Company has borrowed funds from its president for working capital. At December 31, 2005, the Company was indebted to the president in the amount of $97,500. During the nine months ended September 30, 2006, the president advanced the Company an additional $14,250 for working capital. The advances, totaling $111,750, are non-interest bearing and are due on demand. Management plans to settle these advances with cash or stock. The advances are included in the accompanying financial statements as "Indebtedness to related parties".

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

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

      Learningwire is in the development stage. Between its inception in April 2002 and September 30, 2006 Learningwire's revenues have only been $5,759.

      During the period from inception (April 18, 2002) through September 30, 2006 Learningwire's operations used $(173,153) in cash and Learningwire purchased $18,505 of equipment. Capital was provided by the sale to Learningwire's officers, directors, private investors and public investors of shares of Learningwire's common stock as well as a loan from Learningwire's President.


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

                                          KRANEM CORPORATION
                                          d/b/a
                                          LEARNINGWIRE.COM


November 7, 2006                          By:  /s/ Stephen K. Smith
                                               -------------------------------
                                               Stephen K. Smith, President and
                                               Chief Executive Officer



November 7, 2006                          By:  /s/ Michael Grove
                                               ------------------------------
                                               Michael Grove, Principal
                                               Financial and Accounting Officer