Form 10KSB
period 2006-12-31
Learningwire.com
filed 2007-03-28
CIK 1309764

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
 (Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006
                                       OR
( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

Commission File No. 333-121072

                               KRANEM CORPORATION
                                      d/b/a

                                LEARNINGWIRE.COM
                      ----------------- ------------------
                 (Name of Small Business Issuer in its charter)

                Colorado                                     02-0585306
         ------------------------------                ----------------------
         (State of incorporation)                          (IRS Employer
                                                         Identification No.)
            1200 17th Street, Suite 570
                  Denver, CO                                         80202
    -------------------------------------------------------     ---------------
    (Address of Principal Executive Office)                   Zip Code

Registrant's telephone number, including Area Code: (303) 592-1614 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                ---------------
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                      X               __
                                     YES              NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-25 of the Exchange Act):
                                                       Yes  [X]   No  [  ]
The Company's revenues for the most recent fiscal year were $1,130.

As of March 15, 2007 the Company's common stock was not publicly traded. The aggregate market value of the voting stock held by non-affiliates of the Company as of March 15, 2007 was $-0-.

As of March 15, 2007 the Company had 4,267,125 outstanding shares of common stock.

ITEM 1.  DESCRIPTION OF BUSINESS

      Learningwire was incorporated in Colorado on April 18, 2002 under the name Kranem Corporation. The Company operates under its "Learningwire" tradename which is registered with the Colorado Secretary of State.

      Learningwire was formed to sell office and office supply products to businesses, educational institutions, government agencies and individuals nationwide through its website www.learningwire.com. Since January 1, 2006 Learningwire has been inactive.

      As of March 15, 2007 Learningwire was in negotiations to merge with a private company. However, as of March 15, 2007 neither a letter of intent nor a formal agreement had been signed with this private company.

      Learningwire's offices are located at 1200 17th Street, Suite 570, Denver, Colorado 80202 and are provided to Learningwire without charge. Learningwire's use of this space may be terminated at any time.

      As of March 15, 2007 Learningwire did not have any employees.

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

      As of March 15, 2007 the common stock of Learningwire was not quoted on any exchange and there was no public trading market.

      As of March 15, 2007 Learningwire had 4,267,125 outstanding shares of common stock and 45 shareholders of record.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS/ PLAN OF OPERATIONS
-----------------------------------------------------------------

      Learningwire is not active. Between its inception in April 2002 and December 31, 2006 Learningwire's revenues have only been $6,703.

      During the period from inception (April 18, 2002) through December 31, 2006 Learningwire's operations used $(175,031) in cash and Learningwire purchased $18,505 of equipment. Capital was provided by the sale of Learningwire's common stock to Learningwire's officers, directors and public and private investors as well as loans from Learningwire's President.

      As of March 15, 2007 Learningwire was in negotiations to merge with a private company. However, as of March 15, 2007 neither a letter of intent nor a formal agreement had been signed with this private company.

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

ITEM 8B.    OTHER INFORMATION
-----------------------------

      Not Applicable

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
------------------------------------------------------------------------

Name              Age                 Title
---------         ---     -------------------------------

Stephen K. Smith   65     President and a Director
Michael Grove      62     Secretary, Treasurer and Principal Financial Officer

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

      None of Learningwire's directors are independent as that term is defined in section 121(a) of the listing standards of the American Stock Exchange. Learningwire does not have a compensation or an audit committee.

ITEM 10.    EXECUTIVE COMPENSATION
----------------------------------

      The following table sets forth in summary form the compensation received by the President of Learningwire during the two fiscal years ended December 31, 2006. None of Learningwire's officers have ever received in excess of $100,000 in compensation during any fiscal year.

                                                                All
 Name and                                 Restricted            Other
  Principal       Fiscal                    Stock    Options   Compen-
  Position         Year    Salary  Bonus    Awards   Awards     sation    Total
-----------       ------   ------  -----  ---------- -------   --------   ------

Stephen Smith,     2006
  President since  2005$       --     --        --        --        --       --
  January 2004.

      Learningwire does not have any consulting or employment agreements with any of its officers or directors.

      Learningwire has not granted any stock options as of March 15, 2007.

      Learningwire's directors do not receive any compensation for their services as directors.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

      The following table shows the ownership of Learningwire's common stock as of March 15, 2007, by each shareholder known by Learningwire to be the beneficial owner of more than 5% of Learningwire's outstanding shares, each director and executive officer of Learningwire and all directors and executive officers as a group. Except as otherwise indicated, each shareholder has sole voting and investment power with respect to the shares they beneficially own.

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
   Directors as a group (two persons)

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
----------------------------------------------------------

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

      As of December 31, 2006 Stephen Smith, Learningwire's President, had advanced $112,600, net of repayments, to Learningwire. These advances do not bear interest, are unsecured and are due on demand.

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

   31       Rule 13a-14(a) Certifications

   32       Section 1350 Certifications

(1) Incorporated by reference to the same exhibit filed with Learningwire's Registration Statement on Form SB-2 (Commission File # 333-121072).

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
--------------------------------------------------

      The following table shows the aggregate fees billed to Learningwire for the two years ended December 31, 2006 by Learningwire's independent auditors, Cordovano and Honeck, P.C.

                                                         2006      2005

                  Audit Fees                         $           $4,480
                  Audit Related Fees                                 --
                  Design and Implementation Fees                     --

      Audit fees represent amounts billed for professional services rendered for the audit of Learningwire's annual financial statements and for reviewing unaudited financial statements in Learningwire's registration statement on Form SB-2. Before Cordovano and Honeck, P.C. was engaged by Learningwire to render audit services, the engagement was approved by Learningwire's Directors.

                     KRANEM CORPORATION dba LEARNINGWIRE.COM
                          (A Development Stage Company)
                          Index to Financial Statements


                                                                          Page
                                                                          ----

Report of Independent Registered Public Accounting Firm....................F-2

Balance Sheet at December 31, 2006.........................................F-3

Statements of Operations for the years ended December 31, 2006 and 2005, and from April 18, 2002 (inception) through December 31, 2006..............F-4

Statement of Changes in Shareholders' Deficit for the period from
April 18, 2002 (inception) through December 31, 2006.......................F-5

Statements of Cash Flows for the years ended December 31, 2006 and 2005, and from April 18, 2002 (inception) through December 31, 2006..............F-6

Notes to Financial Statements..............................................F-7

To the Board of Directors and Shareholders:
Kranem Corporation dba Learningwire.com

                  Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheet of Kranem Corporation dba Learningwire.com (a development stage company) as of December 31, 2006, and the related statements of operations, changes in shareholders' deficit and cash flows for the years ended December 31, 2006 and 2005, and from April 18, 2002 (inception) through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kranem Corporation dba Learningwire.com as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, and from April 18, 2002 (inception) through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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


Cordovano and Honeck LLP
Englewood, Colorado
March 21, 2007

                     KRANEM CORPORATION dba LEARNINGWIRE.COM
                          (A Development Stage Company)
                                  Balance Sheet

                                December 31, 2006

                                     Assets




Cash                                                               $      134
                                                                   ----------
                                                                   $      134

                      Liabilities and Shareholders' Deficit

Liabilities:
    Accounts payable and accrued liabilities                          $ 5,970
    Indebtedness to related parties (Note 2)                          112,650
               Total liabilities                                      118,620

Shareholders' deficit (Notes 2 and 5):
    Preferred stock, no par value; 10,000,000 shares authorized,
      -0- shares issued and outstanding                                    --
    Common stock, no par value; 50,000,000 shares authorized,
      4,267,125 shares issued and outstanding                          74,230
    Additional paid-in capital                                         61,790
    Deficit accumulated during the development stage                 (254,506)
                                                                     ---------
               Total shareholders' deficit                           (118,486)
                                                                     ---------
                                                                    $     134
                                                                    ==========

                 See accompanying notes to financial statements.

                     KRANEM CORPORATION dba LEARNINGWIRE.COM
                          (A Development Stage Company)
                            Statements of Operations

                                                               April 18, 2002
                                                                (Inception)
                                          For the Year Ended      Through
                                             December 31,        December 31,
                                        2006           2005          2006
                                        ----           ----     --------------

Commission revenue                 $    1,130      $    300     $     6,703

Expenses:
   Selling, advertising and marketing   5,148         4,678          38,791
   Salaries                                --            --          42,385
   Contract labor                          --            --          21,435
   Professional fees                   14,319        15,250          46,984
   Rent.                                   --            --          16,250
   Contributed rent (Note 2)           15,000        15,000          55,000
   Depreciation                            --         4,929          18,505
   Interest income                         --            --             (10)
   Other                                1,685         3,195          21,869
            Total expenses             36,152        43,052         261,209
                                   -----------   ----------      ----------
            Loss before income taxes  (35,022)      (42,752)       (254,506)

Income tax provision (Note 4)              --            --              --
                                   -----------   ----------      ----------

            Net loss               $  (35,022)   $  (42,752)     $ (254,506)
                                   ===========   ==========      ==========

Basic and diluted loss per share   $    (0.01)   $    (0.01)
                                   ===========   ==========

Basic and diluted weighted average
   common shares outstanding        4,267,125     4,132,887
                                   ===========   ==========

                       See accompanying notes to financial statements

                    KRANEM CORPORATION d/b/a LEARNINGWIRE.COM
                          (A Development Stage Company)
                  Statement of Changes in Shareholders' Deficit


                                                                                Deficit
                                                                               Accumulated
                                                                  Additional    During the
                                             Common Stock          Paid-In     Development
                                          Shares       Amount       Capital        Stage        Total
                                          ------       ------     ----------   -----------     -------

Balance at April 18, 2002 (inception)         --      $    --     $       --   $        --   $      --
   Net loss                                   --           --             --       (32,091)    (32,091)
                                     ------------  -----------    -----------  ------------  ----------
Balance at December 31, 2002                  --           --             --       (32,091)    (32,091)

Office space contributed by a
director (Note 2)                             --           --         10,000            --      10,000
   Net loss                                   --           --             --       (75,682)    (75,682)
                                     ------------  -----------    -----------  ------------  ----------
Balance at December 31, 2003.                 --           --         10,000      (107,773)    (97,773)

January 2004, common stock sold to
 an officer ($.02/share) (Note 2)      2,250,000       10,000             --            --      10,000
January 2004, common stock sold to
 an investor ($.04/share) (Note 5)       562,500        5,000             --            --       5,000
January and February 2004, common
 stock sold in a private placement
 offering ($.20/share), less $10,180
 of offering costs (Note 5)              966,375       32,770             --            --      32,770
February 2004, common stock sold to
 an officer ($.04/share) (Note 2)        225,000        2,000             --            --       2,000
Office space contributed by a
 director (Note 2)                            --           --         15,000            --      15,000
   Net loss                                   --           --             --       (68,959)    (68,959)
                                     ------------  -----------    -----------  ------------  ----------
Balance at December 31, 2004           4,003,875       49,770         25,000      (176,732)   (101,962)

April through September 2005, common
 stock sold in a private placement
 offering ($.50/share) less $4,790 of
 offering costs (Note 5)                 263,250       24,460             --            --     24,460
Office space contributed by a
 director (Note 2)                            --           --         15,000            --     15,000
   Net loss                                   --           --             --       (42,752)   (42,752)
                                     ------------  -----------    -----------  ------------  ----------
Balance at December 31, 2005           4,267,125       74,230         40,000      (219,484)  (105,254)

Capital contributed by a
 director (Note 2)                            --           --          6,790            --      6,790
Office space contributed by a
 director (Note 2)                            --           --         15,000            --     15,000
   Net loss                                   --           --             --       (35,022)   (35,022)
                                     ------------  -----------    -----------  ------------  ----------
Balance at December 31, 2006           4,267,125   $   74,230     $   61,790   $  (254,506) $(118,486)
                                     ============  ===========    ===========  ============ ===========

                 See accompanying notes to financial statements

                     KRANEM CORPORATION dba LEARNINGWIRE.COM
                          (A Development Stage Company)
                            Statements of Cash Flows
                                                                 April 18, 2002
                                                                   (Inception)
                                            For the Year Ended       Through
                                                December 31,       December 31,
                                            2006          2005         2006
                                            ----          ----   --------------

Cash flows from operating activities:
 Net loss                                $ (35,022)   $ (42,752)  $  (254,506)
 Adjustments to reconcile net loss
 to net cash used in operating activities:
   Depreciation                                 --        4,929        18,505
   Office space contributed by a director
    (Note 2)                                15,000       15,000        55,000

   Changes in operating assets and liabilities:
    Bank overdraft                              (5)           5            --
    Accounts payable and accrued expenses   (1,779)      (3,027)        5,970
                                         ----------   ----------   ------------
        Net cash used in operating
         activities                        (21,806)     (25,845)     (175,031)
                                         ----------   ----------   ------------

Cash flows from investing activities:
   Payments for property and equipment          --           --       (18,505)
                                         ----------   ----------   ------------
        Net cash used in investing
         activities                             --           --       (18,505)
                                         ----------   ----------   ------------

Cash flows from financing activities:
 Capital contributed by a related party
  (Note 2)                                   6,790           --           6,790
 Proceeds from the sale of common stock         --       29,250          89,200
 Payments for offering costs                    --       (4,790)        (14,970)
 Repayment of related party loans (Note 2)      --       (3,200)         (7,200)
 Proceeds from related party loans (Note 2) 15,150        3,200         119,850
                                         ----------   ----------   ------------
        Net cash provided by financing
         activities                         21,940       24,460         193,670
                                         ----------   ----------   ------------

                   Net change in cash.         134       (1,385)            134

Cash, beginning of period.                      --        1,385              --
                                         ----------   ----------   ------------

Cash, end of period                      $     134    $      --    $         134
                                         ==========   ==========   =============

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Income taxes.                       $      --    $      --    $          --
                                         ==========   ==========   =============
     Interest                            $      --    $      --    $          --
                                         ==========   ==========   =============

                 See accompanying notes to financial statements

                     KRANEM CORPORATION DBA LEARNINWIRE.COM
                          (A Development State Company)
                          Notes to Financial Statements


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

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet obligations on a timely basis and ultimately to attain profitability. The Company has obtained working capital through equity offerings and management plans to obtain additional funding through equity or debt financings in the future. The Company's president has also funded the Company's operations with working capital advances; however, no directors, officers or shareholders have committed to fund the Company's operations or to make loans or other financing arrangements available to the Company. There is no assurance that the Company will be successful in its efforts to raise additional working capital or achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash equivalents and fair value of financial instruments

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2006.

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

Web site development costs and amortization

The Company capitalizes internal and external costs incurred to develop its web site during the application development stage in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Capitalized web site development costs are amortized over an estimated life of three years commencing on the date the software is ready for its intended use. The Company commenced amortizing its web-site development costs on June 11, 2002. Amortization expense totaled $-0-, $4,853, and $18,006 for the years ended December 31, 2006 and 2005, and for the period from April 18, 2002 (inception) through December 31, 2006, respectively.

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

Following is a schedule of significant costs (capitalized and expensed) related to the web site's development and operation:

                                                                   April 18,
                                                                     2002
                                                                  (Inception)
                                          Year Ended                Through
                                          December 31,            December 31,
           Description               2006              2005          2006
         --------------              ----              ----       ------------

      Capitalized:
          Web site development     $     -           $     -         $ 18,006
                                   =======           =======         ========

      Expenses:
         Web site hosting          $ 2,252           $ 2,294         $ 11,223
         Web site maintenance            -               537            6,053
                                   -------           -------         ---------
            Total web site
              expenses             $ 2,252           $ 2,831         $ 17,276
                                   =======           =======         ========


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

At December 31, 2006, there was no variance between basic and diluted loss per share as there were no potentially dilutive common equivalents outstanding.

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

Recent accounting pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140. Companies are required to apply Statement 155 as of the first annual reporting period that begins after September 15, 2006. The Company does not believe adoption of SFAS No. 155 will have a material effect on its financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140. Companies are required to apply Statement 156 as of the first annual reporting period that begins after September 15, 2006. The Company does not believe adoption of SFAS No. 156 will have a material effect on its financial position, results of operations or cash flows.

In June 2006, the FASB issued Interpretation No.48, "Accounting for Uncertainty in Income Taxes -- An Interpretation of FASB Statement No. 109", (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, statement of operations classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The Company believes that there is no impact in adopting FIN 48.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (SAB
108), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB 108 requires companies to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements and the related financial statement disclosures. SAB 108 must be applied to annual financial statements for the first fiscal year ending after November 15, 2006. The Company does not believe adoption of SFAS No. 156 will have a material effect on its financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurement", (FAS 157). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has not determined the effect that the adoption of FAS 157 will have on its results of operations, financial condition or cash flows.

On September 29, 2006, the FASB issued SFAS No.158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS No. 158 requires an entity to recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation. An entity will be required to recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise pursuant to FASB Statements No. 87, "Employers' Accounting for Pensions" and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Furthermore, SFAS No. 158 requires that an entity use a plan measurement date that is the same as its fiscal year-end. An entity will be required to disclose additional information in the notes to financial statements about certain effects on net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits. The requirement to recognize the funded status of a defined benefit postretirement plan and the related disclosure requirements is effective for fiscal years ending after December 15, 2006. The requirement to change the measurement date to the year-end reporting date is for fiscal years ending after December 15, 2008. The Company does not anticipate this statement will have any impact on its results of operations or financial condition.

(2)   Related Party Transactions

A director contributed office space to the Company for the periods from May 1, 2003 through December 31, 2006. The office space was valued at $1,250 per month based on the market rate in the local area and is included in the accompanying financial statements as rent expense with a corresponding credit to "Additional paid-in capital".

In prior years, the Company has borrowed funds from its president for working capital. At December 31, 2005, the Company was indebted to the president in the amount of $97,500. During the year ended December 31, 2006, the president advanced the Company an additional $15,100 for working capital. The advances, totaling $112,600, are non-interest bearing and are due on demand. Management plans to settle these advances with cash or stock. The advances are included in the accompanying financial statements as "Indebtedness to related parties".

During the year ended December 31, 2006, an affiliate advanced the Company $50 for working capital. The advance is non-interest bearing and due on demand. The advance is included in the accompanying financial statements as "Indebtedness to related parties".

During the year ended December 31, 2006, the Company's president contributed capital for the payment of $6,790 in professional fees. The contributed capital is included in the accompanying condensed financial statements as "Additional paid-in capital".

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

(3)   Property and Equipment

Property and equipment consisted of the following at December 31, 2006:

          Web site                             $ 18,006
          Computer software                         499
                                               --------
                                                 18,505
          Less accumulated depreciation         (18,505)
                                               --------
                                               $      -
                                               ========

Depreciation expense totaled $-0-, $4,929 and $18,505, respectively, for the years ended December 31, 2006 and 2005, and for the period from April 18, 2002 (inception) through December 31, 2006.

(4)   Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate is as follows:


                                                Year Ended December 31
                                              -------------------------
                                              2006                 2005
                                              ----                 ----

U.S. statutory federal rate                  15.00%               15.00%

State income tax rate, net of
  federal benefit                             3.94%               3.94%

Permanent differences                         0.00%               0.00%

Contributed rent                             -8.11%              -6.65%

Net operating loss for which no tax
   benefit is currently available           -10.83%             -12.29%
                                            -------             -------
                                              0.00%               0.00%
                                             ======             =======

At December 31, 2006, the Company's current tax benefit consisted of a net tax asset of $38,948, due to operating loss carryforwards of $198,491, which was fully allowed for, in the valuation allowance of $38,948. The valuation allowance results in deferred tax expense, which offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended December 31, 2006 and 2005 totaled $3,791 and $5,255, respectively. Net operating loss carryforwards will expire through 2026.

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

                                   SIGNATURES

      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March 2007.

                                        LEARNINGWIRE.COM


                                      By:/s/ Stephen K. Smith
                                         -------------------------------------
                                         Stephen K. Smith, President and
                                         Chief Executive Officer



                                      By:/s/ Michael Grove
                                         -------------------------------------
                                         Michael Grove, Principal Financial and
                                         Accounting Officer



     In accordance with the Exchange Act, this Report has been signed by the following person on behalf of the Registrant in the capacities and on the dates indicated.

Signature                            Title                    Date


/s/ Stephen K. Smith                Director              March 28, 2007
-------------------------
Stephen K. Smith

                                LEARNINGWIRE.COM

                                   FORM 10-KSB

                                    EXHIBITS