Form 10QSB
period 2007-03-31
Learningwire.com
filed 2007-05-08
CIK 1309764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2007

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


                        Commission File Number 333-121072

                               KRANEM CORPORATION
                                      d/b/a
                                LEARNINGWIRE.COM
                             ---------------------

         Colorado                                       02-0585306
---------------------------                ------------------------------------
State or other jurisdiction               (I.R.S.)  Employer  Identification No.
    of incorporation
                                 410 17th Street
                                Denver, CO 80202
                           -------------------------
                     Address of principal executive offices

                                  303-592-1614
                           -------------------------
               Registrant's telephone number, including area code

                                       N/A
                       ---------------------------------
                  Former address of principal executive offices

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes        X             No
                             ----------            -------

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act):   Yes   X        No ______
                                      -------


As of May 4, 2007 the Company had 4,267,125 outstanding shares of common stock.

                     KRANEM CORPORATION dba LEARNINGWIRE.COM
                          (A Development Stage Company)
                             Condensed Balance Sheet
                                   (Unaudited)


                                 March 31, 2007

                                     Assets

Cash                                                         $       246
                                                             ============

                      Liabilities and Shareholders' Deficit

Liabilities:
   Accounts payable and accrued liabilities                  $     9,480
   Indebtedness to related parties (Note 2)                      112,650
                                                             ------------

      Total liabilities                                          122,130
                                                             ------------

Shareholders' deficit:
   Preferred stock, no par value; 10,000,000 shares authorized,
       -0- shares issued and outstanding                              --
   Common stock, no par value; 50,000,000 shares authorized,
       4,267,125 shares issued and outstanding                    74,230
   Additional paid-in capital                                     68,690
   Deficit accumulated during the development stage             (264,804)
                                                             ------------

      Total shareholders' deficit                               (121,884)
                                                             ------------
                                                             $       246
                                                             ============




            See accompanying notes to condensed financial statements

                     KRANEM CORPORATION dba LEARNINGWIRE.COM
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)


                                                                  April 18, 2002
                                                                    (Inception)
                                          Three Months Ended         Through
                                               March 31,             March 31,
                                          2007           2006          2007
                                          ----           ----     --------------

Commission revenue                    $       --    $      366     $    6,703
                                      -----------   -----------    -----------
Expenses:
        Selling, advertising and marketing   743           700          39,534
        Salaries                              --            --          42,385
        Contract labor                        --            --          21,435
        Professional fees                  5,760           800          52,744
        Rent                                  --            --          16,250
        Contributed rent (Note 2)          3,750         3,750          58,750
        Depreciation                          --            --          18,505
        Interest income                       --            --             (10)
        Other                                 45           199          21,914
                                      -----------    -----------    -----------
            Total expenses                10,298         5,449         271,507
                                      -----------    -----------    -----------

            Loss before income taxes     (10,298)       (5,083)       (264,804)

Income tax provision (Note 3)         $       --     $      --      $       --
                                      -----------    -----------    -----------

Net loss                              $  (10,298)    $  (5,083)     $ (264,804)
                                      ===========    ===========    ===========

Basic and diluted loss per share      $    (0.00)    $   (0.00)
                                      ===========    ===========

Basic and diluted weighted average
    common shares outstanding          4,267,125      4,267,125
                                      ===========    ===========




            See accompanying notes to condensed financial statements

                     KRANEM CORPORATION dba LEARNINGWIRE.COM
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                  April 18, 2002
                                                                    (Inception)
                                          Three Months Ended         Through
                                               March 31,             March 31,
                                          2007           2006          2007
                                          ----           ----     -------------

 Net cash used in operating activities $  (3,038)   $  (2,967)      $(178,069)
                                      -----------   ----------      ----------

Cash flows from investing activities:
Payments for
property and equipment                        --           --         (18,505)
                                      -----------   ----------      ----------

 Net cash used in investing activities        --           --         (18,505)
                                      -----------   ----------      ----------

Cash flows from financing activities:
 Capital contributed by related
   party (Note 2)                          3,150           --          9,940
 Proceeds from the sale of common stock       --           --          89,200
 Payments for offering costs                  --           --         (14,970)
 Repayment of related party loans             --           --          (7,200)
 Proceeds from related party loans
   (Note 2)                                   --        4,350         119,850
                                      -----------   ----------      ----------

     Net cash provided by financing
       activities                          3,150        4,350         196,820
                                      -----------   ----------      ----------

     Net change in cash                      112        1,383             246

Cash, beginning of period                    134           --              --
                                      -----------   ----------      ----------

Cash, end of period                   $      246    $   1,383       $     246
                                      ===========   ==========      ==========
Supplemental disclosure of cash
flow information:
  Cash paid during the period for:
      Income taxes                    $       --    $      --       $      --
                                      ===========   ==========      ==========
      Interest                        $       --    $      --       $      --
                                      ===========   ==========      ==========


            See accompanying notes to condensed financial statements

                     KRANEM CORPORATION dba LEARNINGWIRE.COM
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note 1:  Basis of presentation
         ---------------------

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements for the year ended December 31, 2006, notes and accounting policies thereto included in the Company's Annual Report on Form 10-KSB as filed with the SEC.

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

Note 2:  Related Party
         -------------

A director contributed office space to the Company for the periods from May 1, 2003 through March 31, 2007. The office space was valued at $1,250 per month based on the market rate in the local area and is included in the accompanying financial statements as rent expense with a corresponding credit to "Additional paid-in capital".

In prior years, the Company has borrowed funds from its president for working capital. At March 31, 2007, the Company was indebted to the president in the amount of $112,600. The advances are non-interest bearing and are due on demand. Management plans to settle these advances with cash or stock. The advances are included in the accompanying financial statements as "Indebtedness to related parties".

During the year ended December 31, 2006, an affiliate advanced the Company $50 for working capital. The advance is non-interest bearing and due on demand. The advance is included in the accompanying financial statements as "Indebtedness to related parties".

During the three months ended March 31, 2007, the Company's president contributed capital for the payment of $3,150 in professional fees. The contributed capital is included in the accompanying condensed financial statements as "Additional paid-in capital".

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

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

     Learningwire is in the development stage. Between its inception in April 2002 and March 31, 2007 Learningwire's revenues have only been $6,703.

     During the period from inception (April 18, 2002) through March 31, 2007 Learningwire's operations used $(178,069) in cash and Learningwire purchased $18,505 of equipment. Capital was provided by the sale to Learningwire's officers, directors, private investors and public investors of shares of Learningwire's common stock as well as a loan and capital contributions from Learningwire's President.


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

                                          KRANEM CORPORATION
                                          d/b/a
                                          LEARNINGWIRE.COM


May 6, 2007                               By: /s/ Stephen K. Smith
                                             -----------------------------------
                                             Stephen K. Smith, President and
                                             Chief Executive Officer



May 7, 2007                               By: /s/ Michael Grove
                                             -----------------------------------
                                             Michael Grove,
                                             Principal Financial and Accounting
                                             Officer