Form 10QSB
period 2007-06-30
Learningwire.com
filed 2007-08-09
CIK 1309764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2007

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                        Commission File Number 333-121072

                               KRANEM CORPORATION
                                      d/b/a
                                LEARNINGWIRE.COM
                          -----------------------------

       Colorado                                       02-0585306
----------------------------               --------------------------------
State or other jurisdiction              (I.R.S.) Employer Identification No.
     of incorporation

                                 410 17th Street
                                Denver, CO 80202
                          ----------------------------
                     Address of principal executive offices

                                  303-592-1614
                          ----------------------------
               Registrant's telephone number, including area code

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

                      Yes        X           No    ______
                             ----------

Indicate by check mark whether the  registrant  is a shell company (as defined
in Rule 12b-2 of the Exchange Act):     Yes   X       No    ______
                                            -----

As of July 31, 2007 the Company had 4,267,125 outstanding shares of common stock.

                     KRANEM CORPORATION dba LEARNINGWIRE.COM
                          (A Development Stage Company)
                             Condensed Balance Sheet
                                   (Unaudited)

                                  June 30, 2007

                              Assets

Cash                                                     $            --
                                                         ===============

             Liabilities and Shareholders' Deficit

Liabilities:
   Accounts payable and accrued liabilities              $         9,494
   Indebtedness to related parties (Note 2)                      112,650
                                                         ---------------
            Total liabilities                                    122,144
                                                         ---------------


Shareholders' deficit:
   Preferred stock, no par value; 10,000,000
    shares authorized, -0- shares issued and outstanding              --
   Common stock, no par value; 50,000,000 shares
    authorized, 4,267,125 shares issued and outstanding           74,230
   Additional paid-in capital                                     75,898
   Deficit accumulated during the development stage deficit     (272,272)
                                                         ---------------
               Total shareholders' deficit                      (122,144)
                                                         ---------------
                                                         $            --
                                                         ===============



           See accompanying notes to condensed financial statements

                     KRANEM CORPORATION dba LEARNINGWIRE.COM
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)


                                                                          April 18, 2002
                                  Three Months            Six Months        (Inception)
                                 Ended June 30,          Ended June 30,      Through
                                2007        2006        2007        2006   June 30, 2007
                                ----        ----        ----        ----  --------------

Commission revenue          $     --    $   (378)    $    --    $   (12)    $    6,703
                           ----------  ----------   ---------  ----------  ------------
Selling, advertising
 and Marketing                   692       1,839       1,435      2,539         40,226
Salaries                          --          --          --         --         42,385
Contract labor                    --          --          --         --         21,435
Professional fees              2,823       9,100       8,583      9,900         55,567
Rent                              --          --          --         --         16,250
Contributed rent (Note 2)      3,750       3,750       7,500      7,500         62,500
Depreciation                      --          --          --         --         18,505
Interest income                   --          --          --         --            (10)
Other                            203         406         248        605         22,117
                           ----------  ----------   ---------  ----------  ------------
   Total expenses              7,468      15,095      17,766     20,544        278,975

   Loss before income taxes   (7,468)    (15,473)    (17,766)   (20,556)      (272,272)

Income tax provision (Note 3)     --          --          --         --             --
                           ----------  ----------   ---------  ----------  ------------
   Net loss                $  (7,468)  $ (15,473)   $(17,766)  $(20,556)   $  (272,272)
                           ==========  ==========   =========  ==========  ============
Basic and diluted loss
   per share               $   (0.00)  $   (0.00)   $  (0.00)  $  (0.00)
                           ==========  ==========   =========  =========
Basic and diluted weighted
  Average common shares
  outstanding              4,267,125   4,267,125    4,267,125  4,267,125
                           ==========  ==========   =========  =========





           See accompanying notes to condensed financial statements

                     KRANEM CORPORATION dba LEARNINGWIRE.COM
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                  April 18, 2002
                                                                    (Inception)
                                            Six Months Ended         Through
                                                 June 30,            June 30,
                                            2007         2006          2007
                                            ----         ----     --------------

Net cash used in operating activities   $  (6,742)  $  (13,154)    $  (181,773)

Cash flows from investing activities:
 Payments for property and equipment           --           --         (18,505)
                                       ----------- ------------  --------------
 Net cash used in investing activities         --           --         (18,505)
                                       ----------- ------------  --------------

Cash flows from financing activities:
 Capital contributed by related
  party (Note 2)                            6,608           --          13,398
 Proceeds from the sale of common stock        --           --          89,200
 Payments for offering costs                   --           --         (14,970)
 Repayment of related party loans              --           --          (7,200)
 Proceeds from related party loans (Note 2)    --       13,350         119,850
                                       ----------- ------------  --------------

 Net cash provided by financing
  activities                                6,608       13,350         200,278
                                       ----------- ------------  --------------
 Net change in cash                          (134)         196              --

 Cash, beginning of period                    134           --              --
                                       ----------- ------------  --------------
 Cash, end of period                   $       --  $       196   $          --
                                       =========== ============  ==============

Supplemental disclosure of cash flow
information:
 Cash paid during the period for:
     Income taxes                      $       --  $        --   $          --
                                       =========== ============  ==============
     Interest                          $       --  $        --   $          --
                                       =========== ============  ==============






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

Note 2:  Related Party
         -------------

During the six months ended June 30, 2007, an affiliate contributed capital for the payment of $6,608 in professional fees. The contributed capital is included in the accompanying condensed financial statements as "Additional paid-in capital".

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

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

      Between its inception in April 2002 and June 30, 2007 Learningwire's revenues have only been $6,703.

      During the period from inception (April 18, 2002) through June 30, 2007 Learningwire's operations used $(181,773) in cash and Learningwire purchased $18,505 of equipment. Capital was provided by the sale to Learningwire's officers, directors, private investors and public investors of shares of Learningwire's common stock as well as a loan and capital contributions from Learningwire's President.

      For the past several years Learningwire has been inactive. Learningwire is attempting to acquire another business or company.

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

                                          KRANEM CORPORATION
                                          d/b/a
                                          LEARNINGWIRE.COM


August 8, 2007                           By:    /s/ Stephen K. Smith
                                                ------------------------------
                                                Stephen K. Smith, President and
                                                Chief Executive Officer



August 8, 2007                            By:   /s/ Michael Grove
                                                ------------------------------
                                                Michael Grove, Principal
                                                Financial and Accounting Officer