Form 10QSB
period 2007-09-30
Learningwire.com
filed 2007-11-08
CIK 1309764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2007

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


                        Commission File Number 333-121072

                               KRANEM CORPORATION
                                      d/b/a
                                LEARNINGWIRE.COM
                     -------------------------------------

          Colorado                                      02-0585306
------------------------------             ---------------------------------
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

                                       N/A
                     -------------------------------------
                  Former address of principal executive offices

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

                                Yes       X                   No    ______
                                    ------------


As of October 31, 2007 the Company had 4,267,125 outstanding shares of common stock.

                     KRANEM CORPORATION dba LEARNINGWIRE.COM
                          (A Development Stage Company)
                             Condensed Balance Sheet
                                   (Unaudited)

                               September 30, 2007


                  Assets
Total Assets                                                    $       --

                  Liabilities and Shareholders' Deficit

Liabilities:
   Accounts payable and accrued liabilities                     $   10,549
   Indebtedness to related parties (Note 2)                        112,650
                                                                ----------
          Total liabilities                                        123,199
                                                                ----------

Shareholders' deficit:
   Preferred stock, no par value; 10,000,000 shares authorized,
        -0- shares issued and outstanding                               --
   Common stock, no par value; 50,000,000 shares authorized,
        4,267,125 shares issued and outstanding                     74,230
   Additional paid-in capital                                       87,767
   Deficit accumulated during the development stage               (285,196)
                                                               -----------
          Total shareholders' deficit                             (123,199)
                                                               -----------
Total Liabilities and Shareholders' Deficit                    $        --
                                                              ============












            See accompanying notes to condensed financial statements

                     KRANEM CORPORATION dba LEARNINGWIRE.COM
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)


                                                                             April 18, 2002
                                                                              (Inception)
                                  Three Months              Nine Months          Through
                               Ended September 30,       Ended September 30,  September 30,
                               2007          2006        2007          2006        2007
                               ----          ----        ----          ----   -------------

Commission revenue        $      --      $    198     $    --      $    186     $   6,703
                          ----------     ---------    --------     ---------    ----------

Expenses:
   Selling, advertising
     and marketing              574           969       2,009         3,508        40,800
   Salaries                      --            --          --            --        42,385
   Contract labor                --            --          --            --        21,435
   Professional fees          8,600         1,408      17,183        11,308        64,167
   Rent                          --            --          --            --        16,250
   Contributed rent (Note 2)  3,750         3,750      11,250        11,250        66,250
   Depreciation                  --            --          --            --        18,505
   Interest income               --            --          --            --           (10)
   Other                         --           448         248         1,053        22,117
                          ----------     ---------    --------     ---------    ----------
      Total expenses         12,924         6,575      30,690        27,119       291,899
                          ----------     ---------    --------     ---------    ----------
      Loss before
         income taxes       (12,924)       (6,377)    (30,690)      (26,933)     (285,196)

Income tax provision
   (Note 3)                      --            --          --            --            --
                          ----------     ---------    --------     ---------    ----------

      Net loss            $ (12,924)     $ (6,377)   $(30,690)     $(26,933)    $(285,196)
                          ==========     =========   =========     =========    ==========

Basic and diluted loss
   per share              $   (0.00)     $  (0.00)   $  (0.01)     $  (0.01)
                          ==========     =========   =========     =========

Basic and diluted weighted
  average common shares
   outstanding            4,267,125      4,267,125   4,267,125     4,267,125
                          ==========     =========   =========     =========






                  See accompanying notes to condensed financial statements

                     KRANEM CORPORATION dba LEARNINGWIRE.COM
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                April 18, 2002
                                                                  (Inception)
                                    Nine Months Ended               Through
                                       September 30,             September 30,
                                   2007            2006              2007
                                   ----            ----         ---------------

     Net cash used in operating
           activities          $  (14,861)     $  (19,928)       $  (189,892)
                               -----------     -----------       ------------

Cash flows from investing activities:
   Payments for property and
      equipment                        --              --            (18,505)
                               -----------     -----------       ------------
     Net cash used in
    investing activities               --              --            (18,505)
                               -----------     -----------       ------------

Cash flows from financing
activities:
   Capital contributed by
     related party (Note 2)        14,727           6,040             21,517
   Proceeds from the sale of
     common stock                      --              --             89,200
   Payments for offering costs         --              --            (14,970)
   Repayment of related party loans    --              --             (7,200)
   Proceeds from related party
    loans (Note 2)                     --          14,250            119,850
                               -----------     -----------       ------------
  Net cash provided by
     financing activities          14,727          20,290            208,397
                               -----------     -----------       ------------

       Net change in cash            (134)            362                 --

Cash, beginning of period             134              --                 --
                               -----------     -----------       ------------

Cash, end of period            $       --      $      362        $        --
                               ===========     ===========       ============

Supplemental disclosure of cash flow information:
   Cash paid during the period for:

      Income taxes             $       --      $       --        $        --
                               ===========     ===========       ============
      Interest                 $       --      $       --        $        --
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

Note 2:  Related Party
         -------------

During the nine months ended September 30, 2007, an affiliate contributed capital for the payment of $14,727 in professional fees. The contributed capital is included in the accompanying condensed financial statements as "Additional paid-in capital".

A director contributed office space to the Company for the periods from May 1, 2003 through September 30, 2007. The office space was valued at $1,250 per month based on the market rate in the local area and is included in the accompanying financial statements as rent expense with a corresponding credit to "Additional paid-in capital".

In prior years, the Company has borrowed funds from its president for working capital. At September 30, 2007, the Company was indebted to the president in the amount of $112,600. The advances are non-interest bearing and are due on demand. Management plans to settle these advances with cash or stock. The advances are included in the accompanying financial statements as "Indebtedness to related parties".

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

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

      Between its inception in April 2002 and September 30, 2007 Learningwire's revenues have only been $6,703.

      During the period from inception (April 18, 2002) through September 30, 2007 Learningwire's operations used $(189,892) in cash and Learningwire purchased $18,505 of equipment. Capital was provided by the sale to Learningwire's officers, directors, private investors and public investors of shares of Learningwire's common stock as well as a loan and capital contributions from Learningwire's President.

      For the past several years Learningwire has been inactive. Learningwire is attempting to acquire another business or company.

ITEM 3.    CONTROLS AND PROCEDURES
           -----------------------

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

                                          KRANEM CORPORATION
                                           d/b/a
                                          LEARNINGWIRE.COM


November 8, 2007                          By: /s/ Stephen K. Smith
                                              ---------------------------------
                                              Stephen K. Smith, President and
                                              Chief Executive Officer



November 8, 2007                          By: /s/ Michael Grove
                                              ---------------------------------
                                              Michael Grove,
                                              Principal Financial and Accounting
                                              Officer