Form 10KSB
period 2007-12-31
Learningwire.com
filed 2008-03-17
CIK 1309764

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
 (Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

Commission File No. 333-121072

                               KRANEM CORPORATION
                                      d/b/a

                                LEARNINGWIRE.COM
                        --------------------------------
                 (Name of Small Business Issuer in its charter)

          Colorado                                     02-0585306
   ------------------------------             -------------------------------
    (State of incorporation)                 (IRS Employer Identification No.)

       1200 17th Street, Suite 570
           Denver, CO                                       80202
 -------------------------------------                  --------------
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

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                Yes X       NO ___

Check  if  disclosure  of  delinquent   filers  in  response  to  Item  405  of
Regulation  S-B is not  contained  in  this  form,  and no  disclosure  will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.   [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

      Large accelerated filer [  ]              Accelerated filer [  ]

      Non-accelerated filer [  ]                Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-25 of the Exchange Act):
                                                       Yes  [X]   No  [  ]

The Company's revenues for the most recent fiscal year were $-0-.

As of March 5, 2008 the Company's common stock was not publicly traded. The aggregate market value of the voting stock held by non-affiliates of the Company as of March 5, 2008 was $-0-.

As of March 5, 2008 the Company had 4,267,125 outstanding shares of common stock.

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

      As of March 10, 2008 Learningwire was in negotiations to merge with a private company. However, as of March 10, 2008 neither a letter of intent nor a formal agreement had been signed with this private company.

      Learningwire's offices are located at 1200 17th Street, Suite 570, Denver, Colorado 80202 and are provided to Learningwire without charge. Learningwire's use of this space may be terminated at any time.

      As of March 10, 2008 Learningwire did not have any employees.

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

      As of March 10, 2008 the common stock of Learningwire was not quoted on any exchange and there was no public trading market.

      As of March 10, 2008 Learningwire had 4,267,125 outstanding shares of common stock and 45 shareholders of record.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS/ PLAN OF OPERATIONS

      Learningwire is not active. Between its inception in April 2002 and December 31, 2007 Learningwire's revenues have only been $6,703.

      During the period from inception (April 18, 2002) through December 31, 2007 Learningwire's operations used $(193,715) in cash and Learningwire purchased $18,505 of equipment. Capital was provided by the sale of Learningwire's common stock to Learningwire's officers, directors and public and private investors as well as loans from Learningwire's President.

      As of March 10, 2008 Learningwire was in negotiations to merge with a private company. However, as of March 10, 2008 neither a letter of intent nor a formal agreement had been signed with this private company.

ITEM 7.     FINANCIAL STATEMENTS

      See the financial statements attached to this report.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

      N/A.

ITEM 8A.    CONTROLS AND PROCEDURES

      Stephen K. Smith, the Company's Chief Executive and Michael Grove, the Company's Principal Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report; and in their opinion the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. There have been no changes in the Company's internal controls over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. As a result, no corrective actions with regard to significant deficiencies or material weakness in the Company's internal controls were required.

ITEM 8B.    OTHER INFORMATION

      Not Applicable

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name                Age         Title
----------------    ---         -------------------------------

Stephen K. Smith    66          President and a Director
Michael Grove       63          Secretary, Treasurer and Principal Financial
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

ITEM 10.    EXECUTIVE COMPENSATION

      The following table sets forth in summary form the compensation received by the President of Learningwire during the two fiscal years ended December 31, 2007. None of Learningwire's officers have ever received in excess of $100,000 in compensation during any fiscal year.

                                                              All
 Name and                              Restricted             Other
 Principal        Fiscal                 Stock    Options     Compen-
 Position          Year  Salary  Bonus   Awards    Awards     sation      Total
-------------------------------------------------------------------------------

Stephen Smith,     2007    --      --       --       --          --         --
  President since  2006    --      --       --       --          --         --
  January 2004.

      Learningwire does not have any consulting or employment agreements with any of its officers or directors.

      Learningwire has not granted any stock options as of March 10, 2008.

      Learningwire's directors do not receive any compensation for their services as directors.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table shows the ownership of Learningwire's common stock as of March 10, 2008, by each shareholder known by Learningwire to be the beneficial owner of more than 5% of Learningwire's outstanding shares, each director and executive officer of Learningwire and all directors and executive officers as a group. Except as otherwise indicated, each shareholder has sole voting and investment power with respect to the shares they beneficially own.

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

      As of December 31, 2007 Stephen Smith, Learningwire's President, had advanced $112,600, net of repayments, to Learningwire. These advances do not bear interest, are unsecured and are due on demand.

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

   31       Rule 13a-14(a) Certifications

   32       Section 1350 Certifications

(1) Incorporated by reference to the same exhibit filed with Learningwire's Registration Statement on Form SB-2 (Commission File # 333-121072).

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The following table shows the aggregate fees billed to Learningwire for the two years ended December 31, 2007 by Learningwire's independent auditors, Cordovano and Honeck, P.C.

                                                         2007         2006

                  Audit Fees                        $   5,250      $ 5,250
                  Audit Related Fees                       --           --
                  Design and Implementation Fees           --           --

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

                   KRANEM CORPORATION dba LEARNINGWIRE.COM
                          (A Development Stage Company)
                          Index to Financial Statements


                                                                         Page

Report of Independent Registered Public Accounting Firm                   F-2

Balance Sheet at December 31, 2007                                        F-3

Statements of Operations for the years ended December 31, 2007 and 2006, and from April 18, 2002 (inception) through December 31,
  2007                                                                    F-4

Statement of Changes in Shareholders' Deficit for the period
  from April 18, 2002 (inception) through December 31, 2007               F-5

Statements of Cash Flows for the years ended December 31, 2007 and 2006, and from April 18, 2002 (inception) through
  December 31, 2007                                                       F-6

Notes to Financial Statements                                             F-7

To the Board of Directors and Shareholders:
Kranem Corporation dba Learningwire.com

           Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheet of Kranem Corporation dba Learningwire.com (a development stage company) as of December 31, 2007, and the related statements of operations, changes in shareholders' deficit and cash flows for the years ended December 31, 2007 and 2006, and from April 18, 2002 (inception) through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kranem Corporation dba Learningwire.com as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, and from April 18, 2002 (inception) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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


Cordovano and Honeck LLP
Englewood, Colorado
March 10, 2008

                   KRANEM CORPORATION dba LEARNINGWIRE.COM
                          (A Development Stage Company)
                                  BALANCE SHEET

                                December 31, 2007

                                     Assets

Cash                                                      $           --
                                                          --------------
                                                          $           --
                                                          ==============

                      Liabilities and Shareholders' Deficit

Liabilities:
Accounts payable and accrued liabilities                  $       11,314
Indebtedness to related parties (Note 2)                         112,600
                                                          --------------
         Total liabilities..                                     123,914
                                                          --------------

Shareholders' deficit (Notes 2 and 5):
Preferred stock, no par value; 10,000,000
  shares authorized, -0- shares issued
  and outstanding.                                                   --
Common stock, no par value; 50,000,000 shares authorized,
  4,267,125 shares issued and outstanding                       74,230
Additional paid-in capital                                      95,390
     Deficit accumulated during the development stage          (293,534)
                                                          -------------
         Total shareholders' deficit                           (123,914)
                                                          -------------
                                                          $          --
                                                          =============

















                 See accompanying notes to financial statements.

                   KRANEM CORPORATION dba LEARNINGWIRE.COM
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                                                  April 18, 2002
                                                                   (Inception)
                                              For the Year Ended     Through
                                                 December 31,      December 31,
                                              2007          2006       2007
                                              ----          ----  --------------
Commission revenue                        $      --      $  1,130    $    6,703

Expenses:
   Selling, advertising and marketing         2,582         5,148        41,373
   Salaries                                      --            --        42,385
   Contract labor                                --            --        21,435
   Professional fees                         21,198        14,319        68,182
   Rent                                          --            --        16,250
   Contributed rent (Note 2)                 15,000        15,000        70,000
   Depreciation                                  --            --        18,505
   Interest income                               --            --           (10)
   Other                                        248         1,685        22,117
                                          ---------       --------     --------
            Total expenses                   39,028        36,152       300,237
                                          ---------       --------     --------
            Loss before income taxes        (39,028)      (35,022)     (293,534)

Income tax provision (Note 4)                    --            --            --
                                          ---------      --------      --------

            Net loss                     $  (39,028)     $(35,022)    $(293,534)
                                         ==========      ========     =========

Basic and diluted loss per share         $    (0.01)     $  (0.01)
                                         ==========      ========

Basic and diluted weighted average
   common shares outstanding              4,267,125     4,267,125
                                          =========     =========







                 See accompanying notes to financial statements.

                   KRANEM CORPORATION dba LEARNINGWIRE.COM
                          (A Development Stage Company)
                STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

                                                                                  Deficit
                                                                                 Accumulated
                                              Common Stock        Additional     during the
                                           Number                   Paid-In      Development
                                         of Shares     Amount       Capital         Stage        Total
                                         ---------     ------     -----------    -----------    --------

Balance at April 18, 2002 (inception)          --    $     --     $       --     $       --     $     --
Net loss                                       --          --             --        (32,091)     (32,091)
Balance at December 31, 2002                   --          --             --        (32,091)     (32,091)
Office space contributed by a director
    (Note 2)                                   --          --         10,000             --       10,000
Net loss                                       --          --             --        (75,682)     (75,682)
                                        ---------    --------     ----------     ----------     --------
Balance at December 31, 2003                   --          --         10,000       (107,773)     (97,773)

January 2004, common stock sold
  to an officer ($.02/share) (Note 2)   2,250,000      10,000             --             --       10,000
January 2004, common stock sold to
  an investor ($.04/share) (Note 5)       562,500       5,000             --             --        5,000
January and February 2004, common
  stock sold in a private placement
   offering ($.20/share), less $10,180
   of offering costs (Note 5)             966,375      32,770             --             --       32,770
February 2004, common stock sold to
   an officer ($.04/share) (Note 2)       225,000       2,000             --             --        2,000
Office space contributed by a
   director (Note 2)                           --          --         15,000             --       15,000
Net loss                                       --          --             --        (68,959)     (68,959)
                                        ---------    --------     ----------     ----------     --------
Balance at December 31, 2004            4,003,875      49,770         25,000       (176,732)    (101,962)

April through September 2005,
  common stock sold in a private
  placement offering ($.50/share)
  less $4,790 of offering costs
  (Note 5)                                263,250      24,460             --             --       24,460
Office space contributed by
   a director (Note 2)                         --          --         15,000             --       15,000
Net loss                                       --          --             --        (42,752)     (42,752)
                                        ---------    --------     ----------     ----------     --------
Balance at December 31, 2005            4,267,125      74,230         40,000       (219,484)    (105,254)

Capital contributed by a director
   (Note 2)                                    --          --          6,790             --        6,790
Office space contributed by a
   director (Note 2)                           --          --         15,000             --       15,000
Net loss                                       --          --             --        (35,022)     (35,022)
                                        ---------    --------     ----------     ----------     --------
Balance at December 31, 2006            4,267,125      74,230         61,790       (254,506)    (118,486)

Capital contributed by a director
   (Note 2)                                    --          --         18,600             --       18,600
Office space contributed by a director
   (Note 2)                                    --          --         15,000             --       15,000
Net loss                                       --          --             --        (39,028)     (39,028)
                                        ---------    --------     ----------     ----------     --------
Balance at December 31, 2007            4,267,125    $ 74,230     $   95,390     $ (293,534)   $(123,914)
                                        =========    ========     ==========     ==========    =========


                 See accompanying notes to financial statements.

                   KRANEM CORPORATION dba LEARNINGWIRE.COM
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                  April 18, 2002
                                                                   (Inception)
                                              For the Year Ended     Through
                                                 December 31,      December 31,
                                              2007          2006       2007
                                              ----          ----  --------------

Cash flows from operating activities:
  Net loss                                $ (39,028)    $ (42,752)  $ (293,534)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Depreciation                               --         4,929       18,505
      Office space contributed by a
         director (Note 2)                   15,000        15,000       70,000
      Changes in operating assets and
         liabilities:
           Bank overdraft                        --             5           --
           Accounts payable and
             accrued expenses                 5,344        (3,027)      11,314
                                           --------      --------    ---------
    Net cash used in operating activities   (18,684)      (25,845)    (193,715)
                                           --------      --------    ---------

Cash flows from investing activities:
Payments for property and equipment             --            --       (18,505)
                                           --------      --------    ---------
    Net cash used in investing activities       --            --       (18,505)
                                           --------      --------    ---------

Cash flows from financing activities:
  Capital contributed by a related party
    (Note 2)                                18,600            --        25,390
  Proceeds from the sale of common stock        --        29,250        89,200
  Payments for offering costs                   --        (4,790)      (14,970)
  Repayment of related party loans (Note 2)    (50)       (3,200)       (7,250)
  Proceeds from related party loans (Note 2)    --         3,200       119,850
    Net cash provided by financing
       activities                           18,550        24,460       212,220
                                          --------      --------     ---------
              Net change in cash              (134)       (1,385)           --

Cash, beginning of period                      134         1,385            --
                                          ---------      --------    ---------
Cash, end of period                       $      --      $     --    $      --
                                           ========      ========    =========

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

Cash equivalents and fair value of financial instruments

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2007.

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

Web site development costs and amortization

The Company capitalizes internal and external costs incurred to develop its web site during the application development stage in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Capitalized web site development costs are amortized over an estimated life of three years commencing on the date the software is ready for its intended use. The Company commenced amortizing its web-site development costs on June 11, 2002. Amortization expense totaled $-0-, $-0-, and $18,006 for the years ended December 31, 2007 and 2006, and for the period from April 18, 2002 (inception) through December 31, 2007, respectively.

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

Following is a schedule of significant costs (capitalized and expensed) related to the web site's development and operation:

                                                                 April 18, 2002
                                                                 (Inception)
                                                                    Through
                                 Year Ended December 31,          December 31,
      Description                2007              2006               2007
      -----------                ----              ----         ---------------
      Capitalized:
         Web site development   $    --         $     --           $ 18,006

      Expenses:
         Web site hosting       $ 2,294         $  2,252           $ 13,517
         Web site maintenance        --               --              6,053
                                -------         --------           --------
     Total web site expenses    $ 2,294         $  2,252           $ 19,570
                                =======         ========           =========

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

At December 31, 2007, there was no variance between basic and diluted loss per share as there were no potentially dilutive common equivalents outstanding.

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

(2)   Related Party Transactions

A director contributed office space to the Company for the periods from May 1, 2003 through December 31, 2007. The office space was valued at $1,250 per month based on the market rate in the local area and is included in the accompanying financial statements as rent expense with a corresponding credit to "Additional paid-in capital".

In prior years, the Company has borrowed funds from its president for working capital. At December 31, 2006, the Company was indebted to the president in the amount of $112,600. There were no additional proceeds received or payments against the advances during the year ended December 31, 2007. The advances are non-interest bearing and are due on demand. Management plans to settle these advances with cash or stock. The advances are included in the accompanying financial statements as "Indebtedness to related parties".

Prior to 2007, an affiliate advanced the Company $50 for working capital. The advance was repaid during 2007.

During the years ended December 31, 2007 and 2006, the Company's president contributed capital for the payment of $18,600 and $6,790, respectively, in professional fees. The contributed capital is included in the accompanying condensed financial statements as "Additional paid-in capital".

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

(3)   Property and Equipment

Property and equipment consisted of the following at December 31, 2007:

      Web site                          $    18,006
      Computer software                         499
                                        -----------
                                             18,505
      Less accumulated depreciation         (18,505)
                                        -----------
                                        $        --
                                        ===========

Depreciation expense totaled $-0-, $-0- and $18,505, respectively, for the years ended December 31, 2007 and 2006, and for the period from April 18, 2002 (inception) through December 31, 2007.

(4)   Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate is as follows:

                                                        Year Ended
                                                       December 31,
                                                  ---------------------
                                                    2007          2006
                                                  ---------------------

      U.S. statutory federal rate                  15.00%         15.00%
      State income tax rate, net of
         federal benefit                            3.94%          3.94%
      Permanent differences                         0.00%          0.00%
      Contributed rent.                            -7.28%         -8.11%
      Net operating loss for which no
         tax benefit is currently Available       -11.66%        -10.83%
                                                  -------        -------
                                                    0.00%          0.00%
                                                  =======        =======

At December 31, 2007, the Company's current tax benefit consisted of a net tax asset of $43,498, due to operating loss carryforwards of $222,519, which was fully allowed for, in the valuation allowance of $43,498. The valuation allowance results in deferred tax expense, which offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended December 31, 2007 and 2006 totaled $4,550 and $3,791, respectively. Net operating loss carryforwards will expire through 2027.

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

Preferred stock

The Board of Directors is authorized to issue shares of preferred stock in series and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series. The Company had no preferred shares issued and outstanding at December 31, 2007.

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

                                   SIGNATURES

      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of March 2008.


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

Signature                            Title                    Date


/s/ Stephen K. Smith                Director              March 14, 2008
-------------------------
Stephen K. Smith

                                LEARNINGWIRE.COM

                                   FORM 10-KSB

                                    EXHIBITS