Form 10-Q
period 2008-03-31
Learningwire.com
filed 2008-04-30
CIK 1309764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2008

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


                        Commission File Number 333-121072

                               KRANEM CORPORATION
                                      d/b/a
                                LEARNINGWIRE.COM
                      ------------------------------------

            Colorado                                      02-0585306
   ---------------------------              ------------------------------------
   State or other jurisdiction              (I.R.S.) Employer Identification No.
        of incorporation
                                 410 17th Street
                                Denver, CO 80202
                     -------------------------------------
                     Address of principal executive offices

                                 (303) 592-1614
                     -------------------------------------
               Registrant's telephone number, including area code

                                       N/A
                 ---------------------------------------------
                  Former address of principal executive offices

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.

            Yes ____X_____                      No __________
                    -

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

      Large accelerated filer [  ]                Accelerated filer   [  ]

      Non-accelerated filer [  ]                  Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

            Yes _____X____                      No _________
                     -

         Class of Stock    No. Shares Outstanding         Date
         --------------    ----------------------         ----

            Common               4,267,125           April 25, 2008

                     KRANEM CORPORATION dba LEARNINGWIRE.COM
                          (A Development Stage Company)
                             Condensed Balance Sheet
                                   (Unaudited)


Assets
Total Assets                                                   $      --

Liabilities and Shareholders' Deficit
Liabilities:
      Accounts payable and accrued liabilities                 $  11,565
      Indebtedness to related parties (Note 2)                   112,600
                                                              ----------
            Total liabilities.                                   124,165
                                                              ----------

Shareholders' deficit:
      Preferred stock, no par value; 10,000,000 shares
       authorized, -0- shares issued and outstanding                  --
      Common stock, no par value; 50,000,000 shares
       authorized, 4,267,125 shares issued and outstanding        74,230
      Additional paid-in capital                                 102,460
      Deficit accumulated during the development stage          (300,855)
                                                              ----------
            Total shareholders' deficit                         (124,165)
                                                              ----------

Total Liabilities and Shareholders' Deficit                    $      --
                                                              ==========






            See accompanying notes to condensed financial statements

                     KRANEM CORPORATION dba LEARNINGWIRE.COM
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                 April 18, 2002
                                                                  (Inception)
                                                Three Months        Through
                                               Ended March 31,      March 31,
                                              2008         2007       2008
                                              ----         ----  --------------

Commission revenue.                     $       --  $       --   $   6,703

Expenses:
  Selling, advertising and marketing           566         743      41,939
  Salaries                                      --          --      42,385
  Contract labor                                --          --      21,435
  Professional fees                          3,005       5,760      71,187
  Rent                                          --          --      16,250
  Contributed rent (Note 2)                  3,750       3,750      73,750
  Depreciation                                  --          --      18,505
  Interest income                               --          --         (10)
  Other                                         --          45      22,117
                                        -----------  ----------  ----------
  Total expenses                             7,321      10,298     307,558
                                        -----------  ----------  ----------
  Loss before income taxes                  (7,321)    (10,298)   (300,855)

Income tax provision (Note 3)                   --          --          --
                                        -----------  ----------  ----------
      Net loss                         $    (7,321)  $ (10,298)  $(300,855)
                                        ===========  ==========  ==========

Basic and diluted loss per share       $     (0.00)  $   (0.00)
                                        ===========  ==========

Basic and diluted weighted average
     common shares outstanding           4,267,125    4,267,125
                                        ===========  ==========




            See accompanying notes to condensed financial statements

                     KRANEM CORPORATION dba LEARNINGWIRE.COM
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                 April 18, 2002
                                                                  (Inception)
                                                Three Months        Through
                                               Ended March 31,      March 31,
                                              2008         2007       2008
                                              ----         ----  --------------

   Net cash used in Operating activities $  (3,320)   $  (3,038)  $  (197,035)

Cash flows from investing activities:
 Payments for property and equipment            --           --       (18,505)
                                        -----------  -----------  ------------
     Net cash used in
     investing activities                       --           --       (18,505)
                                        -----------  -----------  ------------

Cash flows from financing activities:
 Capital contributed by related party
   (Note 2)                                  3,320        3,150        28,710
 Proceeds from the sale of common stock         --           --        89,200
 Payments for offering costs                    --           --       (14,970)
 Repayment of related party loans               --           --        (7,250)
 Proceeds from related party loans (Note 2)     --           --       119,850
                                        -----------  -----------  ------------

   Net cash provided by financing
     activities                              3,320        3,150       215,540
                                        -----------  -----------  ------------
   Net change in cash                           --          112            --

Cash, beginning of period                       --          134            --
                                        -----------  -----------  ------------
Cash, end of period                      $      --    $     246   $        --
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
                                        ===========  ===========  ============







            See accompanying notes to condensed financial statements

                     KRANEM CORPORATION DBA LEARNINGWIRE.COM
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note 1:  Basis of presentation
         ---------------------

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements for the year ended December 31, 2007, notes and accounting policies thereto included in the Company's Annual Report on Form 10-KSB as filed with the SEC.

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


Note 2:  Related Party
         -------------

A director contributed office space to the Company for the periods from May 1, 2003 through March 31, 2008. The office space was valued at $1,250 per month based on the market rate in the local area and is included in the accompanying condensed financial statements as rent expense with a corresponding credit to "Additional paid-in capital".

In prior years, the Company has borrowed funds from its president for working capital. At December 31, 2007, the Company was indebted to the president in the amount of $112,600. There were no additional proceeds received or payments against the advances during the three months ended March 31, 2008. The advances are non-interest bearing and are due on demand. Management plans to settle these advances with cash or stock. The advances are included in the accompanying condensed financial statements as "Indebtedness to related parties".

During the three months ended March 31, 2008, an affiliate contributed capital for the payment of $3,320 in professional fees. The contributed capital is included in the accompanying condensed financial statements as "Additional paid-in capital".

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

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

      Between its inception in April 2002 and March 31, 2008 Learningwire's revenues have only been $6,703.

      During the period from inception (April 18, 2002) through March 31, 2008 Learningwire's operations used $(197,035) in cash and Learningwire purchased $18,505 of equipment. Capital was provided by the sale to Learningwire's officers, directors, private investors and public investors of shares of Learningwire's common stock as well as a loan and capital contributions from Learningwire's President and an affiliate of Learningwire.

      For the past several years Learningwire has been inactive. Learningwire is attempting to acquire another business or company.

ITEM 4.  CONTROLS AND PROCEDURES

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


ITEM 4T.  CONTROLS AND PROCEDURES

      There were not changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                          KRANEM CORPORATION
                                          d/b/a
                                          LEARNINGWIRE.COM


April 27, 2008                           By:  /s/ Stephen K. Smith
                                              -------------------------------
                                              Stephen K. Smith, President and
                                              Chief Executive Officer



April 29, 2008                           By:  /s/ Michael Grove
                                              -------------------------------
                                              Michael Grove, Principal Financial
                                              and Accounting Officer