Form 10-Q
period 2008-06-30
Learningwire.com
filed 2008-08-01
CIK 1309764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2008

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                        Commission File Number 333-121072

                               KRANEM CORPORATION
                                      d/b/a
                                LEARNINGWIRE.COM
                         -------------------------------

             Colorado                                       02-0585306
--------------------------------------------            ------------------
State or other jurisdiction of incorporation            (I.R.S.) Employer
                                                        Identification No.

                                 410 17th Street
                                Denver, CO 80202
                       ---------------------------------
                     Address of principal executive offices

                                 (303) 592-1614
                           --------------------------
               Registrant's telephone number, including area code

                                       N/A
                   -----------------------------------------
                  Former address of principal executive offices

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.
                                            Yes __X__      No ______
                                                  -

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
                                                 Yes __X__     No ______
                                                       -

      Class of Stock        No. Shares Outstanding          Date
      --------------        ----------------------          ----

         Common                    4,267,125            July 22, 2008

                     KRANEM CORPORATION dba LEARNINGWIRE.COM
                          (A Development Stage Company)
                            Condensed Balance Sheets

                                                June 30,        December 31,
                                                   2008             2007
                                               -----------      ------------
                                               (Unaudited)
                     Assets

Total Asset                                    $        --      $        --
                                               ============     ============

      Liabilities and Shareholders' Deficit
Liabilities:
   Accounts payable and accrued liabilities    $    11,275      $    11,314
   Indebtedness to related parties (Note 2)        112,600          112,600
                                               ------------     ------------
            Total liabilities                      123,875          123,914
                                               ------------     ------------

Shareholders' deficit:
   Preferred stock, no par value; 10,000,000
    shares authorized, -0- shares issued and
    outstanding                                         --               --
   Common stock, no par value; 50,000,000
    shares authorized, 4,267,125 shares issued
    and outstanding                                 74,230           74,230
   Additional paid-in capital.                     109,822           95,390
   Deficit accumulated during the development
    stage                                         (307,927)        (293,534)
                                               ------------     ------------
            Total shareholders' deficit           (123,875)        (123,914)
                                               ------------     ------------

      Total Liabilities and Shareholders'
        Deficit                                $        --      $        --
                                               ============     ============






            See accompanying notes to condensed financial statements

                     KRANEM CORPORATION dba LEARNINGWIRE.COM
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)


                                                                                    April 18, 2002
                                                                                     (Inception)
                                      Three Months Ended        Six Months Ended       Through
                                           June 30,                  June 30,          June 30,
                                      2008         2007         2008         2007       2008
                                      ----         ----         ----         ----   --------------

Commission revenue              $       --   $       --   $       --   $       --    $    6,703

Expenses:
Selling, advertising and marketing     562          692        1,128        1,435        42,501
Salaries                                --           --           --           --        42,385
Contract labor                          --           --           --           --        21,435
Professional fees                    2,760        2,823        5,765        8,583        73,947
Rent                                    --           --           --           --        16,250
Contributed rent (Note 2)            3,750        3,750        7,500        7,500        77,500
Depreciation                            --           --           --           --        18,505
Interest income                         --           --           --           --           (10)
Other                                   --          203           --          248        22,117
                               ------------  -----------  -----------  -----------  ------------
   Total expenses                    7,072        7,468       14,393       17,766       314,630
                               ------------  -----------  -----------  -----------  ------------

   Loss before income taxes         (7,072)      (7,468)     (14,393)     (17,766)     (307,927)

Income tax provision (Note 3)           --           --           --           --            --
                               ------------  -----------  -----------  -----------  ------------

   Net loss                    $    (7,072)  $   (7,468)  $  (14,393)  $  (17,766)  $  (307,927)
                               ============  ===========  ===========  ===========  ============

Basic and diluted loss
  per share                    $     (0.00)  $    (0.00)  $    (0.00)  $    (0.00)
                               ============  ===========  ===========  ===========

Basic and diluted weighted
 average common shares
 outstanding                     4,267,125    4,267,125    4,267,125    4,267,125
                               ============  ===========  ===========  ===========





            See accompanying notes to condensed financial statements

                     KRANEM CORPORATION dba LEARNINGWIRE.COM
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                       April 18, 2002
                                                                         (Inception)
                                                 Six Months Ended          Through
                                                      June 30,            June 30,
                                                 2008          2007         2008
                                                 ----          ----    ---------------

   Net cash used in operating activities     $  (6,932)    $  (6,742)     $(200,647)
                                             ----------    ----------     ----------

Cash flows from investing activities:
   Payments for property and equipment              --            --        (18,505)
                                             ----------    ----------     ----------
    Net cash used in investing activities           --            --        (18,505)
                                             ----------    ----------     ----------

Cash flows from financing activities:
 Capital contributed by related party (Note 2)   6,932         6,608         32,322
 Proceeds from the sale of common stock             --            --         89,200
 Payments for offering costs                        --            --        (14,970)
 Repayment of related party loans                   --            --         (7,250)
 Proceeds from related party loans (Note 2)         --            --        119,850
                                             ----------    ----------     ----------
   Net cash provided by financing activities     6,932         6,608        219,152
                                             ----------    ----------     ----------

      Net change in cash                            --          (134)            --

Cash, beginning of period                           --           134             --
                                             ----------    ----------     ----------

Cash, end of period                          $      --     $      --      $      --
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

Note 2:  Related Party

A director contributed office space to the Company for the periods from May 1, 2003 through June 30, 2008. The office space was valued at $1,250 per month based on the market rate in the local area and is included in the accompanying condensed financial statements as Contributed rent with a corresponding credit to Additional paid-in capital.

In prior years, the Company has borrowed funds from its president for working capital. At December 31, 2007, the Company was indebted to the president in the amount of $112,600. There were no additional proceeds received or payments against the advances during the six months ended June 30, 2008. The advances are non-interest bearing and are due on demand. Management plans to settle these advances with cash or stock. The advances are included in the accompanying condensed financial statements as Indebtedness to related parties.

During the six months ended June 30, 2008, an affiliate contributed capital for the payment of $6,932 in professional fees. The contributed capital is included in the accompanying condensed financial statements as Additional paid-in capital.

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

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

      Between its inception in April 2002 and June 30, 2008 Learningwire's revenues have only been $6,703.

      During the period from inception (April 18, 2002) through June 30, 2008 Learningwire's operations used $(200,647) in cash and Learningwire purchased $18,505 of equipment. Capital was provided by the sale to Learningwire's officers, directors, private investors and public investors of shares of Learningwire's common stock as well as a loan and capital contributions from Learningwire's President and an affiliate of Learningwire.

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

                                     PART II
                                OTHER INFORMATION


Item 6. Exhibits

Exhibit
Number      Exhibit Name
--------    ------------

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

                                          KRANEM CORPORATION
                                          d/b/a
                                          LEARNINGWIRE.COM


July 22, 2008                             By: /s/ Stephen K. Smith
                                             -------------------------------
                                             Stephen K. Smith, President and
                                             Chief Executive Officer


July 31, 2008                             By: /s/ Michael Grove
                                              ------------------------------
                                              Michael Grove,
                                              Principal Financial and Accounting
                                              Officer