Form 10-Q
period 2008-09-30
KRANEM CORP
filed 2008-11-03
CIK 1309764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2008

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                        Commission File Number 333-121072

                               KRANEM CORPORATION
                                      d/b/a
                                LEARNINGWIRE.COM

         Colorado                                 02-0585306
-----------------------------         ------------------------------------
 State or other jurisdiction          (I.R.S.) Employer Identification No.
     of incorporation
                                 410 17th Street
                                Denver, CO 80202
                   -----------------------------------------
                     Address of principal executive offices

                                 (303) 592-1614
                   -----------------------------------------
               Registrant's telephone number, including area code

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
                                                    Yes __X__       No ___

         Class of Stock           No. Shares Outstanding        Date
         --------------           ----------------------        ----
            Common                     4,267,125            October 20, 2008

                     KRANEM CORPORATION dba LEARNINGWIRE.COM
                          (A Development Stage Company)
                            Condensed Balance Sheets

                                                September 30,    December 31,
                                                    2008             2007
                                                -------------    -------------
                                                (Unaudited)
                                     Assets

Total Assets                                    $         --     $         --
                                                =============    =============

                Liabilities and Shareholders' Deficit
Liabilities:
   Accounts payable and accrued liabilities     $      9,290     $     11,314
   Indebtedness to related parties (Note 2)          112,600          112,600
                                                -------------    -------------
      Total liabilities                              121,890          123,914
                                                -------------    -------------

Shareholders' deficit:
   Preferred stock, no par value; 10,000,000
    shares authorized, -0- shares issued and
    outstanding                                           --               --
   Common stock, no par value; 50,000,000 shares
    authorized, 4,267,125 shares issued and
    outstanding                                       74,230           74,230
   Additional paid-in capital                        117,884           95,390
   Deficit accumulated during the development
    stage                                           (314,004)        (293,534)
                                                -------------    -------------

      Total shareholders' deficit                   (121,890)        (123,914)
                                                -------------    -------------

Total Liabilities and Shareholders' Deficit     $         --     $         --
                                                =============    =============






            See accompanying notes to condensed financial statements

                     KRANEM CORPORATION dba LEARNINGWIRE.COM
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                  April 18, 2002
                                 Three Months       Nine Months     (inception)
                                     Ended             Ended          Through
                                 September 30,      September 30,  September 30,
                                2008       2007    2008      2007      2008
                                ----       ----    ----      ---- --------------


Commission revenue          $     --  $     --  $     --  $     --   $   6,703
                            --------- --------- --------- ---------  ----------

Expenses:
   Selling, advertising
    and marketing                562       574     1,690     2,009      43,063
   Salaries                       --        --        --        --      42,385
   Contract labor                 --        --        --        --      21,435
   Professional fees.          1,765     8,600     7,530    17,183      75,712
   Rent.                          --        --        --        --      16,250
   Contributed rent (Note 2)   3,750     3,750    11,250    11,250      81,250
   Depreciation--                 --        --        --        --      18,505
   Interest income                --        --        --        --         (10)
   Other                          --        --        --       248      22,117
                            --------- --------- --------- ---------  ----------
     Total expenses            6,077    12,924    20,470    30,690     320,707
                            --------- --------- --------- ---------  ----------

   Loss before income taxes   (6,077)  (12,924)  (20,470)  (30,690)   (314,004)

Income tax provision (Note 3)     --        --        --        --          --
                            --------- --------- --------- ---------  ----------

     Net loss.              $ (6,077) $(12,924) $(20,470) $(30,690)  $(314,004)
                            ========= ========= ========= =========  ==========

Basic and diluted loss
 per share                  $  (0.00) $  (0.00) $  (0.00) $  (0.01)
                            ========= ========= ========= =========

Basic and diluted weighted
 average common shares
 outstanding               4,267,125  4,267,125 4,267,125 4,267,125
                           =========  ========= ========= =========







            See accompanying notes to condensed financial statements

                     KRANEM CORPORATION dba LEARNINGWIRE.COM
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                  April 18, 2002
                                                                    (Inception)
                                             Nine Months Ended        Through
                                               September 30,       September 30,
                                             2008         2007         2008
                                             ----         ----    --------------

Net cash used in operating activities   $  (11,244)   $  (14,861)  $  (204,959)
                                        -----------   -----------  ------------

Cash flows from investing activities:
  Payments for property and equipment           --            --       (18,505)
                                        -----------   -----------  ------------
Net cash used in investing activities           --            --       (18,505)
                                        -----------   -----------  ------------

Cash flows from financing activities:
  Capital contributed by related party
    (Note 2)                                11,244        14,727        36,634
  Proceeds from the sale of common stock        --            --        89,200
  Payments for offering costs                   --            --       (14,970)
  Repayment of related party loans              --            --        (7,250)
  Proceeds from related party loans (Note 2)    --            --       119,850
                                        -----------   -----------  ------------
Net cash provided by financing activities   11,244        14,727       223,464
                                        -----------   -----------  ------------
      Net change in cash                        --          (134)           --
Cash, beginning of period                       --           134            --
                                        -----------   -----------  ------------

Cash, end of period                     $       --    $       --   $        --
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

Note 2:  Related Party
         -------------

A director contributed office space to the Company for the periods from May 1, 2003 through September 30, 2008. The office space was valued at $1,250 per month based on the market rate in the local area and is included in the accompanying condensed financial statements as Contributed rent with a corresponding credit to Additional paid-in capital.

In prior years, the Company has borrowed funds from its president for working capital. At December 31, 2007, the Company was indebted to the president in the amount of $112,600. There were no additional proceeds received or payments against the advances during the nine months ended September 30, 2008. The advances are non-interest bearing and are due on demand. Management plans to settle these advances with cash or stock. The advances are included in the accompanying condensed financial statements as Indebtedness to related parties.

During the nine months ended September 30, 2008, an affiliate contributed capital for the payment of $11,244 in professional fees. The contributed capital is included in the accompanying condensed financial statements as Additional paid-in capital.

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

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

      Between its inception in April 2002 and September 30, 2008 Learningwire's revenues were only $6,703.

      During the period from inception (April 18, 2002) through September 30, 2008 Learningwire's operations used $(204,959) in cash and Learningwire purchased $18,505 of equipment. Capital was provided by the sale to Learningwire's officers, directors, private investors and public investors of shares of Learningwire's common stock as well as a loan and capital contributions from Learningwire's President and an affiliate of Learningwire.

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

                                          KRANEM CORPORATION
                                          d/b/a
                                          LEARNINGWIRE.COM


October 28, 2008                          By: /s/ Stephen K. Smith
                                              --------------------------------
                                              Stephen K. Smith, President and
                                              Chief Executive Officer



October 31, 2008                          By: /s/ Michael Grove
                                              --------------------------------
                                              Michael Grove,
                                              Principal Financial and Accounting
                                              Officer