Form 10-K
period 2008-12-31
KRANEM CORP
filed 2009-03-23
CIK 1309764

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2008
    OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            Commission File No. None

                               KRANEM CORPORATION
                                      d/b/a
                                LEARNINGWIRE.COM
                         -----------------------------
             (Exact name of registrant as specified in its charter)

            Colorado                                   02-0585306
 -------------------------------           -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


    1700 Bassett Street, #1005
        Denver, Colorado                                          80202
   ------------------------------------                    -------------------
 (Address of Principal Executive Office)                       Zip Code

Registrant's telephone number, including Area Code: (303) 592-1614 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ]

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [  ]                    Accelerated filer  [ ]

Non-accelerated filer  [  ]                      Smaller reporting company  [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): [ ] Yes [X] No

The aggregate market value of the voting stock held by non-affiliates of the Company on June 30, 2008 was -0-.

As of March 15, 2009, the Company had 4,267,125 issued and outstanding shares of common stock.

Documents incorporated by reference:      None

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

      As of March 15, 2009 Learningwire was in negotiations to merge with a private company. However, as of March 15, 2009 neither a letter of intent nor a formal agreement had been signed with this private company.

      Learningwire's offices are located at 1700 Bassett Street, #1005, Denver, Colorado 80202 and are provided to Learningwire without charge. Learningwire's use of this space may be terminated at any time.

      As of March 15, 2009 Learningwire did not have any employees.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

    Not applicable.

ITEM 2.  PROPERTIES

      See Item 1 of this report.

ITEM 3.  LEGAL PROCEEDINGS.

      Learningwire is not involved in any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not applicable.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

      On November 11, 2005 the director of Learningwire approved a stock dividend such that each of Learningwire's shareholders received 3.5 shares of common stock for each common share held on November 11, 2005. Unless otherwise indicated, all per share data in this report has been revised to reflect this stock dividend.

      As of March 15, 2009 the common stock of Learningwire was not quoted on any exchange and there was no public trading market.

      As of March 15, 2009 Learningwire had 4,267,125 outstanding shares of common stock and 45 shareholders of record.

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

ITEM 6.  SELECTED FINANCIAL DATA

      Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Learningwire is not active. Between its inception in April 2002 and December 31, 2008 Learningwire's revenues have only been $6,703

     During the period from inception (April 18, 2002) through December 31, 2008 Learningwire's operations used $208,865 in cash and Learningwire purchased $18,505 of equipment. Capital was provided by the sale of Learningwire's common stock to Learningwire's officers, directors and public and private investors as well as loans and capital contributions from Learningwire's President.

      As of March 15, 2009 Learningwire was in negotiations to merge with a private company. However, as of March 15, 2009 neither a letter of intent nor a formal agreement had been signed with this private company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

      Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See the financial statements attached to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

     Under the direction and with the participation of Learningwire's management, Learningwire carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2008. Learningwire maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and that such information is accumulated and communicated to Learningwire's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Learningwire's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives.

Management's Report on Internal Control Over Financial Reporting

      Learningwire's management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of Learningwire's principal executive officer and principal financial officer and implemented by Learningwire's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Learningwire's financial statements in accordance with U.S. generally accepted accounting principles.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      Learningwire's management evaluated the effectiveness of its internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of Learningwire's internal control over financial reporting and testing of the operational effectiveness of those controls.

      Inherent in any small business is the pervasive problem involving segregation of duties. Since Learningwire has a small accounting department, segregation of duties cannot be completely accomplished at this stage in its corporate lifecycle. Accordingly, Learningwire's management has added compensating controls to reduce and minimize the risk of a material misstatement in Learningwire's annual and interim financial statements.

      Based on this evaluation, Learningwire's management concluded that Learningwire's internal control over financial reporting was effective as of December 31, 2008.

      There was no change in Learningwire's internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, Learningwire's internal control over financial reporting.

      This report was not subject to attestation by Learningwire's independent registered public accounting firm pursuant to temporary rules of the SEC that permit Learningwire to provide only management's report on internal control in this report.

ITEM 9B.  OTHER INFORMATION

      Not Applicable

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name              Age       Title
----              ---       -----

Stephen K. Smith   67       President and a Director
Michael Grove      64       Secretary, Treasurer and Principal Financial Officer

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

      None of Learningwire's directors are independent as that term is defined in section 803 of the listing standards of the NYSE Alternext US. Learningwire does not have a compensation or an audit committee.

Compensation Committee Interlocks and Insider Participation.

      Learningwire directors acts as its compensation committee.

      During the year ended December 31, 2008, no officer of Learningwire was also a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as a director of Learningwire or as a member of Learningwire's compensation committee.

ITEM 11.    EXECUTIVE COMPENSATION

      The following table shows in summary form the compensation received by the President of Learningwire during the two fiscal years ended December 31, 2008. None of Learningwire's officers have ever received in excess of $100,000 in compensation during any fiscal year.

                                                               All
  Name and                               Restricted            Other
  Principal                Fiscal           Stock     Options  Compen-
  Position         Year    Salary  Bonus    Awards     Awards  sation     Total
  ---------        ----    ------  -----  ---------   -------  ------     -----

  Stephen Smith,   2008        --    --        --        --        --       --
  President since  2007        --    --        --        --        --       --
  January 2004.

      Learningwire does not have any consulting or employment agreements with any of its officers or directors.

      Learningwire has not granted any stock options as of March 15, 2009.

      Learningwire's directors do not receive any compensation for their services as directors.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table shows the ownership of Learningwire's common stock as of March 15, 2009, by each shareholder known by Learningwire to be the beneficial owner of more than 5% of Learningwire's outstanding shares, each director and executive officer of Learningwire and all directors and executive officers as a group. Except as otherwise indicated, each shareholder has sole voting and investment power with respect to the shares they beneficially own.

                                        Shares
Name and Address of                   Beneficially             Percent
Beneficial Owner                         Owned                 of Class
-------------------                   ------------             --------

Stephen K. Smith                       2,250,000                  53%
5425 Petticoat Lane
Austin, TX 78746

Michael Grove                            225,000                 5.3%
4540 Nelson Dr.
Broomfield, CO 80020

Anne Brady                               562,500                  13%
7170 Calabria Ct.
Unit F
San Diego, CA 92122

*All Executive Officers and            2,475,000                  58%
   Directors as a group (two persons)

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

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

      As of December 31, 2008 Stephen Smith, Learningwire's President, had advanced $112,600, net of repayments, to Learningwire. These advances do not bear interest, are unsecured and are due on demand.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The following table shows the aggregate fees billed to Learningwire for the two years ended December 31, 2008 by Learningwire's independent auditors, Cordovano and Honeck, P.C.

                                                         2008       2007
                                                         ----       ----

                  Audit Fees                          $ 5,250    $ 5,250
                  Audit Related Fees                       --         --
                  Design and Implementation Fees           --         --

      Audit fees represent amounts billed for professional services rendered for the audit of Learningwire's annual financial statements and for reviewing unaudited financial statements included in Learningwire's 10-Q reports. Before Cordovano and Honeck, P.C. was engaged by Learningwire to render audit services, the engagement was approved by Learningwire's Directors.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

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

 10.1       Distribution Agreement with Ingram Micro, Inc. (1)

   31       Rule 13a-14(a) Certifications

  32        Section 1350 Certifications


(1) Incorporated by reference to the same exhibit filed with Learningwire's Registration Statement on Form SB-2 (Commission File # 333-121072).

                     KRANEM CORPORATION dba LEARNINWIRE.COM
                          (A Development Stage Company)
                          Index to Financial Statements


                                                                          Page
                                                                          ----

Report of Independent Registered Public Accounting Firm                    F-2

Balance Sheets at December 31, 2008 and 2007                               F-3

Statements of Operations for the years ended December 31, 2008
and 2007, and from April 18, 2002 (inception) through December 31, 2008    F-4

Statement of Changes in Shareholders' Deficit for the period
from April 18, 2002 (inception) through December 31, 2008                  F-5

Statements of Cash Flows for the years ended December 31, 2008
and 2007, and from April 18, 2002 (inception) through December 31, 2008    F-6

Notes to Financial Statements                                              F-7

To the Board of Directors and Shareholders:
Kranem Corporation dba Learningwire.com

             Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheet of Kranem Corporation dba Learningwire.com (a development stage company) as of December 31, 2008 and 2007, and the related statements of operations, changes in shareholders' deficit and cash flows for the years ended December 31, 2008 and 2007, and from April 18, 2002 (inception) through December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kranem Corporation dba Learningwire.com as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007, and from April 18, 2002 (inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

Cordovano and Honeck LLP
Englewood, Colorado
February 25, 2009

                     KRANEM CORPORATION dba LEARNINGWIRE.COM
                          (A Development Stage Company)
                                 Balance Sheets

                                                         December 31,
                                                  ------------------------------
                                                        2008           2007
                                                  ------------------------------
                            Assets

              Total assets.                       $       --     $       --
                                                  ===========    ===========

           Liabilities and Shareholders' Deficit

Liabilities:
  Accounts payable and accrued liabilities....    $   11,990     $   11,314
  Indebtedness to related parties (Note 2)....       112,600        112,600
                                                  -----------    -----------
              Total liabilities.                     124,590        123,914
                                                  -----------    -----------

Shareholders' deficit (Notes 2 and 5):
  Preferred stock, no par value; 10,000,000
   shares authorized, -0- shares issued and
   outstanding                                            --             --
  Common stock, no par value; 50,000,000 shares
   authorized, 4,267,125 and 4,267,125 shares
   issued and outstanding, respectively               74,230         74,230
  Additional paid-in capital                         125,540         95,390
  Deficit accumulated during the development stage  (324,360)      (293,534)
                                                  -----------    -----------
           Total shareholders' deficit.             (124,590)      (123,914)
                                                  -----------    -----------
                                                  $       --     $       --
                                                  ===========    ===========

                 See accompanying notes to financial statements.

                     KRANEM CORPORATION dba LEARNINGWIRE.COM
                          (A Development Stage Company)
                            Statements of Operations


                                                                       April 18, 2002
                                                                         (Inception)
                                                For the Year Ended         Through
                                                   December 31,           December 31,
                                                2008           2007          2008
                                                ----           ----    ---------------

Commission revenue....                       $      --      $      --     $   6,703
                                             ----------     ----------    ----------
Expenses:
    Selling, advertising and marketing..         2,246          2,582        43,619
    Salaries.                                       --             --        42,385
    Contract labor.                                 --             --        21,435
    Professional fees.                          13,580         21,198        81,762
    Rent...                                         --             --        16,250
    Contributed rent (Note 2)                   15,000         15,000        85,000
    Depreciation                                    --             --        18,505
    Interest income                                 --             --           (10)
    Other                                           --            248        22,117
                                             ----------     ----------    ----------
                 Total expenses                 30,826         39,028       331,063
                                             ----------     ----------    ----------
                 Loss before income taxes      (30,826)       (39,028)     (324,360)

Income tax provision (Note 4)                       --             --            --
                                             ----------     ----------    ----------
                 Net loss                    $ (30,826)     $ (39,028)    $(324,360)
                                             ==========     ==========    ==========
Basic and diluted loss per share.            $   (0.01)     $   (0.01)
                                             ==========     ==========
Basic and diluted weighted average
    common shares outstanding                4,267,125      4,267,125
                                             ==========     ==========

                 See accompanying notes to financial statements.

                     KRANEM CORPORATION dba LEARNINGWIRE.COM
                          (A Development Stage Company)
                 Statements of Changes in Stockholders' Deficit


                                                                                  Deficit
                                                                                 Accumulated
                                                                     Additional  During the
                                                Common Stock          Paid-In    Development
                                           Shares          Amount     Capital       Stage        Total
                                           ------          ------    ----------  -----------     -----

Balance at April 18, 2002 (inception)          --       $      --    $      --    $      --    $      --

Net loss.                                      --              --           --      (32,091)     (32,091)
                                        ----------      ----------   ----------   ----------   ----------
Balance at December 31, 2002.                  --              --           --      (32,091)     (32,091)

Office space contributed by a director
(Note 2)..                                     --              --       10,000           --       10,000
Net loss.                                      --              --           --      (75,682)     (75,682)
                                        ----------      ----------   ----------   ----------   ----------
Balance at December 31, 2003.                  --              --       10,000     (107,773)     (97,773)

January 2004, common stock sold to an
  officer ($.02/share) (Note 2).        2,250,000          10,000           --           --       10,000
January 2004, common stock sold to an
  investor ($.04/share) (Note 5).         562,500           5,000           --           --        5,000
January and February 2004, common stock
  sold in a private placement offering
  ($.20/share), less $10,180 of offering
  costs (Note 5).                         966,375          32,770           --           --       32,770
February 2004, common stock sold to an
  officer ($.04/share) (Note 2).          225,000           2,000           --           --        2,000
Office space contributed by a director
  (Note 2)                                     --              --       15,000           --       15,000
Net loss.                                      --              --           --      (68,959)     (68,959)
                                        ----------      ----------   ----------   ----------   ----------
Balance at December 31, 2004.           4,003,875          49,770       25,000     (176,732)    (101,962)

April through September 2005, common stock
  sold in a private placement offering
  ($.50/share) less $4,790 of offering
  costs (Note 5).                         263,250          24,460           --           --       24,460
Office space contributed by a director
  (Note 2).                                    --              --       15,000           --       15,000
Net loss.                                      --              --           --      (42,752)     (42,752)
                                        ----------      ----------   ----------   ----------   ----------
Balance at December 31, 2005..          4,267,125          74,230       40,000     (219,484)    (105,254)

Capital contributed by a director (Note 2)     --              --        6,790           --        6,790
Office space contributed by a director
  (Note 2)                                     --              --       15,000           --       15,000
Net loss                                       --              --           --      (35,022)     (35,022)
                                        ----------      ----------   ----------   ----------   ----------
Balance at December 31, 2006            4,267,125          74,230       61,790     (254,506)    (118,486)

Capital contributed by a director (Note 2)     --              --       18,600           --       18,600
Office space contributed by a director
  (Note 2)                                     --              --       15,000           --       15,000
Net loss                                       --              --           --      (39,028)     (39,028)
                                        ----------      ----------   ----------   ----------   ----------
Balance at December 31, 2007            4,267,125          74,230       95,390     (293,534)    (123,914)

Capital contributed by a director
  (Note 2)..                                   --              --       15,150           --       15,150
Office space contributed by a director
  (Note 2)                                     --              --       15,000           --       15,000
Net loss.                                      --              --           --      (30,826)     (30,826)
                                        ----------      ----------   ----------   ----------   ----------

Balance at December 31, 2008.           4,267,125       $  74,230    $ 125,540    $(324,360)   $(124,590)
                                        ==========      ==========   ==========   ==========   ==========

                     KRANEM CORPORATION dba LEARNINWIRE.COM
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                       April 18, 2002
                                                                         (Inception)
                                                For the Year Ended         Through
                                                   December 31,           December 31,
                                                2008           2007          2008
                                                ----           ----    ---------------

Cash flows from operating activities:
Net loss.                                  $   (30,826)   $   (39,028) $   (324,360)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation.                                     --             --        18,505
  Office space contributed by a director
   (Note 2)                                     15,000         15,000        85,000
  Changes in operating assets and liabilities:
   Bank overdraft                                   --             --            --
   Accounts payable and accrued expenses           676          5,344        11,990
                                             ----------     ----------    ----------
    Net cash used in operating activities      (15,150)       (18,684)     (208,865)
                                             ----------     ----------    ----------
Cash flows from investing activities:
 Payments for property and equipment.               --             --       (18,505)
                                             ----------     ----------    ----------
    Net cash used in investing activities           --             --       (18,505)
                                             ----------     ----------    ----------
Cash flows from financing activities:
 Capital contributed by a related party
   (Note 2)                                     15,150         18,600        40,540
 Proceeds from the sale of common stock..           --             --        89,200
 Payments for offering costs                        --             --       (14,970)
 Repayment of related party loans (Note 2).         --            (50)       (7,250)
 Proceeds from related party loans (Note 2)         --             --       119,850
                                             ----------     ----------    ----------
    Net cash provided by financing
     activities                                 15,150         18,550       227,370
                                             ----------     ----------    ----------
    Net change in cash                              --           (134)           --

Cash, beginning of period.                          --            134            --
                                             ----------     ----------    ----------
Cash, end of period                          $      --      $      --     $      --
                                             ==========     ==========    ==========

Supplemental disclosure of cash flow
 information:
   Cash paid during the period for:
       Income taxes                          $      --      $      --     $      --
                                             ==========     ==========    ==========
       Interest.                             $      --      $      --     $      --
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

                     KRANEM CORPORATION DBA LEARNINGWIRE.COM
                          (A Development Stage Company)
                          Notes to Financial Statements

(1) Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization

Kranem Corporation dba Learningwire.com (the "Company") was incorporated in Colorado on April 18, 2002. The Company previously offered high-quality, office and office supply products to businesses, educational institutions, government agencies and individuals through its website, www.learningwire.com. The website enabled customers to research products, purchase products online, track orders and receive administrative support. The Company has ceased its on-line operations and currently has no revenue-producing activities. The Company's business plan is to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

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

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to consummate a merger or acquisition, generate sufficient cash flow to meet obligations on a timely basis, and ultimately to attain profitability. The Company has obtained working capital through equity offerings and management plans to obtain additional funding through equity or debt financings in the future. The Company's president and shareholders have also funded the Company's operations with working capital advances and capital contributions; however, no directors, officers or shareholders have committed to fund the Company's operations or to make loans or other financing arrangements available to the Company. There is no assurance that the Company will be successful in its efforts to raise additional working capital or achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash equivalents and fair value of financial instruments

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2008.

The carrying amounts of the Company's operating liabilities approximate fair value due to the short-term maturity of the instruments.

                     KRANEM CORPORATION DBA LEARNINGWIRE.COM
                          (A Development Stage Company)
                          Notes to Financial Statements

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

Web site development costs and amortization

The Company capitalizes internal and external costs incurred to develop its web site during the application development stage in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Capitalized web site development costs are amortized over an estimated life of three years commencing on the date the software is ready for its intended use. The Company commenced amortizing its web-site development costs on June 11, 2002. Amortization expense totaled $-0-, $-0-, and $18,006 for the years ended December 31, 2008 and 2007, and for the period from April 18, 2002 (inception) through December 31, 2008, respectively.

                     KRANEM CORPORATION DBA LEARNINGWIRE.COM
                          (A Development Stage Company)
                          Notes to Financial Statements

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

Following is a schedule of significant costs (capitalized and expensed) related to the web site's development and operation:
                                                         April 18, 2002
                                                           (Inception)
                                    Year Ended               Through
                                    December 31,           December 31,
Description                       2008       2007              2008
                                  ----       ----        --------------

    Capitalized:
       Web site development     $     -    $     -          $ 18,006
                                ========   ========         =========

    Expenses:
       Web site hosting         $ 2,246    $ 2,294          $ 15,763
       Web site maintenance           -          -             6,053
                                --------   --------         ---------
        Total web site expenses $ 2,246    $ 2,294          $ 21,816
                                ========   ========         =========


Revenue recognition

The Company's sales have been reported on a net basis in accordance with EITF 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent". All of the Company's revenues are reported as commissions. The Company recognizes revenue only after the service has been performed and collectibility of the fee is reasonably assured.

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

                     KRANEM CORPORATION DBA LEARNINGWIRE.COM
                          (A Development Stage Company)
                          Notes to Financial Statements

At December 31, 2008, there was no variance between basic and diluted loss per share as there were no potentially dilutive common equivalents outstanding.

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

Recent accounting pronouncements

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163 ("SFAS 163"), "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60." SFAS 163 prescribes accounting for insures of financial obligations, bringing consistency to recognizing and recording premiums and to loss recognition. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts. Except for some disclosures, SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 163 will not have an impact on our results of operations or financial position.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 ("SFAS 162"), "The Hierarchy of Generally Accepted Accounting Principles." SFAS 162 makes the hierarchy of generally accepted accounting principles explicitly and directly applicable to preparers of financial statements, a step that recognizes preparers' responsibilities for selecting the accounting principles for their financial statements. The effective date of SFAS 162 is 60 days following the U.S. Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board's related amendments to remove the GAAP hierarchy from auditing standards, where it has resided for some time. The adoption of SFAS 162 will not have an impact on our results of operations or financial position.

On March 19, 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 ("SFAS No. 161"). SFAS No. 161 requires enhanced disclosures about an entity's derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15,

                     KRANEM CORPORATION DBA LEARNINGWIRE.COM
                          (A Development Stage Company)
                          Notes to Financial Statements


2008. The adoption of SFAS 161 will not have an impact on our results of operations or financial position.

In December 2007, the FASB issued FASB 141(R), "Business Combinations" of which the objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.

In December 2007, the FASB issued FASB 160 "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" of which the objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way - as equity in the consolidated financial statements. Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions.

Both FASB 141(R) and FASB 160 are effective for fiscal years beginning after December 15, 2008. The Company does not believe that the adoption of these standards will have any impact on its financial statements.

(2)   Related Party Transactions

A director contributed office space to the Company for the periods from May 1, 2003 through December 31, 2008. The office space was valued at $1,250 per month based on the market rate in the local area and is included in the accompanying financial statements as rent expense with a corresponding credit to "Additional paid-in capital".

In prior years, the Company has borrowed funds from its president for working capital. At December 31, 2006, the Company was indebted to the president in the amount of $112,600. There were no additional proceeds received or payments against the advances during the years ended December 31, 2008 and 2007. The advances are non-interest bearing and are due on demand. Management plans to settle these advances with cash or stock. The advances are included in the accompanying financial statements as "Indebtedness to related parties".

                     KRANEM CORPORATION DBA LEARNINGWIRE.COM
                          (A Development Stage Company)
                          Notes to Financial Statements

During the years ended December 31, 2008 and 2007, the Company's president contributed capital for the payment of $15,150 and $18,600, respectively, in professional fees. The contributed capital is included in the accompanying condensed financial statements as "Additional paid-in capital".

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

(3)   Property and Equipment

Property and equipment consisted of the following at December 31, 2008:

         Web site                                  $  18,006
         Computer software                               499
                                                   ---------
                                                      18,505
         Less accumulated depreciation               (18,505)
                                                   ---------
                                                   $       -
                                                   =========

Depreciation expense totaled $-0-, $-0- and $18,505, respectively, for the years ended December 31, 2008 and 2007, and for the period from April 18, 2002 (inception) through December 31, 2008.

                     KRANEM CORPORATION DBA LEARNINGWIRE.COM
                          (A Development Stage Company)
                          Notes to Financial Statements

(4)   Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate is as follows:

                                                          Year Ended
                                                         December 31,
                                                       2008       2007
                                                       ----       ----

      U.S. statutory federal rate                     15.00%     15.00%
      State income tax rate, net of federal benefit    3.94%      3.94%
      Permanent differences                            0.00%      0.00%
      Contributed rent                               (9.22)%    (7.28)%
      Net operating loss for which no tax
         benefit is currently available              (9.72)%   (11.66)%
                                                     -------   --------
                                                       0.00%      0.00%
                                                     =======   ========

At December 31, 2008, the Company's current tax benefit consisted of a net tax asset of $46,495, due to operating loss carryforwards of $238,345, which was fully allowed for, in the valuation allowance of $46,495. The valuation allowance results in deferred tax expense, which offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended December 31, 2008 and 2007 totaled $2,997 and $4,550, respectively. Net operating loss carryforwards will expire through 2028.

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

                     KRANEM CORPORATION DBA LEARNINGWIRE.COM
                          (A Development Stage Company)
                          Notes to Financial Statements

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

                                    KRANEM CORPORATION dba LEARNINGWIRE.COM

March 19, 2009                   By:     /s/ Stephen K. Smith
                                         -------------------------------------
                                         Stephen K. Smith, President and
                                         Chief Executive Officer



March 23, 2009                   By:     /s/ Michael Grove
                                         -------------------------------------
                                         Michael Grove, Principal Financial and
                                         Accounting Officer


     In accordance with the Exchange Act, this Report has been signed by the following person on behalf of the Registrant in the capacities and on the dates indicated.

Signature                            Title                    Date
---------                            -----                    ----

/s/ Stephen K. Smith                 Director              March 19, 2009
-------------------------
Stephen K. Smith

                                LEARNINGWIRE.COM

                                    FORM 10-K

                                    EXHIBITS