Form 10-Q
period 2009-03-31
KRANEM CORP
filed 2009-05-11
CIK 1309764

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _______

                          Commission File Number: None

                               KRANEM CORPORATION
                                      d/b/a
                                LEARNINGWIRE.COM
                -----------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                     Colorado                         02-0585306
         (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)          Identification No.)

                                 410 17th Street
                             Denver, Colorado 80202
                 ----------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

        Registrant's telephone number including area code: (303) 592-1614

                                       N/A
     ----------------------------------------------------------------------
         Former name, former address, and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Larger accelerated filer [  ]               Accelerated filer [  ]
Non-accelerated filer [  ]                  Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act).   Yes [X]     No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,267,125 shares outstanding as of April 30, 2009.

                     KRANEM CORPORATION dba LEARNINGWIRE.COM
                          (A Development Stage Company)
                            Condensed Balance Sheets

                                                       March 31,    December 31,
                                                         2009          2008
                                                      ----------    -----------
                                                     (Unaudited)
                  Assets
Total Assets                                         $        --    $        --
                                                     ============   ============

       Liabilities and Shareholders' Deficit

Liabilities:
    Accounts payable and accrued liabilities         $    14,015    $    11,990
    Indebtedness to related party (Note 2)               112,600        112,600
                                                     ------------   ------------
            Total liabilities                            126,615        124,590
                                                     ------------   ------------
Shareholders' deficit:
    Preferred stock, no par value; 10,000,000
     shares authorized, -0- and -0- shares issued
     and outstanding, respectively                            --             --
    Common stock, no par value; 50,000,000 shares
     authorized, 4,267,125 and 4,267,125 shares issued
     and outstanding, respectively                        74,230         74,230
    Additional paid-in capital                           131,752        125,540
    Deficit accumulated during the development stage    (332,597)      (324,360)
                                                     ------------   ------------
            Total shareholders' deficit                 (126,615)      (124,590)
                                                     ------------   ------------
Total Liabilities and Shareholders' Deficit          $        --    $        --
                                                     ============   ============



See accompanying notes to condensed financial statements.

KRANEM CORPORATION dba LEARNINGWIRE.COM
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

                                                                  April 18, 2002
                                          Three Months Ended        (Inception)
                                                March 31,             Through
                                       ------------------------      March 31,
                                          2009          2008           2009
                                       ----------    ----------   --------------

Commission revenue                     $       --    $       --     $    6,703
                                       -----------   -----------    -----------
Expenses:
   Selling, advertising and marketing         562           566         44,181
   Salaries                                    --            --         42,385
   Contract labor                              --            --         21,435
   Professional fees                        3,925         3,005         85,687
   Rent                                        --            --         16,250
   Contributed rent (Note 2)                3,750         3,750         88,750
   Depreciation                                --            --         18,505
   Interest income                             --            --            (10)
   Other                                       --           248         22,117
                                       -----------   -----------    -----------
         Total expenses                     8,237         7,569        339,300
                                       -----------   -----------    -----------
         Loss before income taxes          (8,237)       (7,569)      (332,597)

Income tax provision (Note 3)                  --            --             --
                                       -----------   -----------    -----------
         Net loss                      $   (8,237)   $   (7,569)    $ (332,597)
                                       ===========   ===========    ===========
Basic and diluted loss per share       $    (0.00)   $    (0.00)
                                       ===========   ===========
Basic and diluted weighted average
   common shares outstanding            4,267,125     4,267,125
                                       ===========   ===========


See accompanying notes to condensed financial statements.

KRANEM CORPORATION dba LEARNINGWIRE.COM
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

                                                                  April 18, 2002
                                          Three Months Ended        (Inception)
                                                March 31,             Through
                                       ------------------------      March 31,
                                          2009          2008           2009
                                       ----------    ----------   --------------

    Net cash used in operating
     activities                        $   (2,462)   $   (3,320)    $ (211,327)
                                       -----------   -----------    -----------

Cash flows from investing activities:
  Payments for property and equipment          --            --        (18,505)
                                       -----------   -----------    -----------
    Net cash used in investing
     activities                                --            --        (18,505)
                                       -----------   -----------    -----------
Cash flows from financing activities:
 Capital contributed by related party
  (Note 2)                                  2,462         3,320         43,002
 Proceeds from the sale of common stock.       --            --         89,200
 Payments for offering costs                   --            --        (14,970)
 Repayment of related party loans              --            --         (7,250)
 Proceeds from related party loans
  (Note 2)                                     --            --        119,850
                                       -----------   -----------    -----------
   Net cash provided by financing
    activities                              2,462         3,320        229,832
                                       -----------   -----------    -----------
             Net change in cash                --            --             --

Cash, beginning of period                      --           134             --
                                       -----------   -----------    -----------
Cash, end of period                    $       --    $      134     $       --
                                       ===========   ===========    ===========
Supplemental disclosure of cash
flow information:
 Cash paid during the period for:
   Income taxes                        $       --    $       --     $       --
                                       ===========   ===========    ===========
     Interest                          $       --    $       --     $       --
                                       ===========   ===========    ===========


See accompanying notes to condensed financial statements.

                     KRANEM CORPORATION DBA LEARNINGWIRE.COM
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note 1:  Basis of presentation
         ---------------------

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements for the year ended December 31, 2008, notes and accounting policies thereto included in the Company's Annual Report on Form 10-KSB as filed with the SEC.

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

Note 2:  Related Party
         -------------

A director contributed office space to the Company for the periods from May 1, 2003 through March 31, 2009. The office space was valued at $1,250 per month based on the market rate in the local area and is included in the accompanying condensed financial statements as Contributed rent with a corresponding credit to Additional paid-in capital.

In prior years, the Company has borrowed funds from its president for working capital. At December 31, 2008, the Company was indebted to the president in the amount of $112,600. There were no additional proceeds received or payments against the advances during the three months ended March 31, 2009. The advances are non-interest bearing and are due on demand. Management plans to settle these advances with cash or stock. The advances are included in the accompanying condensed financial statements as Indebtedness to related party.

During the three months ended March 31, 2009 and 2008, an affiliate contributed capital for the payment of professional fees totaling $2,462 and $3,320, respectively. The contributed capital is included in the accompanying condensed financial statements as Additional paid-in capital.

Note 3:  Income Tax
         ----------

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company has incurred significant net operating losses since inception resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

     Learningwire is not active. Between its inception in April 2002 and December 31, 2008 Learningwire's revenues have only been $6,703

     During the period from inception (April 18, 2002) through March 31, 2009 Learningwire's operations used $(211,327) in cash and Learningwire purchased $18,505 of equipment. Capital was provided by the sale of Learningwire's common stock to Learningwire's officers, directors and public and private investors as well as loans and capital contributions from Learningwire's President.

     As of April 30, 2009 Learningwire was in negotiations to merge with a private company. However, as of April 30, 2009 neither a letter of intent nor a formal agreement had been signed with this private company.

Item 4.  Controls and Procedures.

     (a) Learningwire maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by
Learningwire in the reports that it files or submits under the 1934 Act, is accumulated and communicated to Learningwire's management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2009, Learningwire's Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of Learningwire's disclosure controls and procedures. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that Learningwire's disclosure controls and procedures were effective.

     (b) Changes in Internal Controls. There were no changes in Learningwire's internal control over financial reporting during the quarter ended March 31, 2009, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

                                     PART II
Item 6.  Exhibits

Exhibits

  31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 KRANEM CORPORATION
                                      d/b/a
                                 LEARNINGWIRE.COM


May 1, 2009                      By:   /s/ Stephen K. Smith
                                      -----------------------------------
                                      Stephen K. Smith, President and
                                       Chief Executive Officer



May 11, 2009                     By:   /s/ Michael Grove
                                      -----------------------------------
                                      Michael Grove, Principal Financial and
                                       Accounting Officer