Form 10-Q
period 2009-06-30
KRANEM CORP
filed 2009-08-10
CIK 1309764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-53563

KRANEM CORPORATION
d/b/a
LEARNINGWIRE.COM
(Exact name of registrant as specified in its charter)

Colorado	02-0585306
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

410 17th Street, Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

(303) 592-1614
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	4,267,125 shares
(Class)	(Outstanding as at August 10, 2009)

KRANEM CORPORATION
d/b/a
LEARNINGWIRE.COM

PART I – FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-K, originally filed with the Commission on March 23, 2009.

KRANEM CORPORATION dba LEARNINGWIRE.COM
(A Development Stage Company)
Condensed Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Total Assets	$--	$--

Liabilities and Stockholders’ Deficit

Liabilities:
Accounts payable and accrued liabilities	$14,286	$11,990
Indebtedness to related party (Note 2)	112,600	112,600
Total liabilities	126,886	124,590

Stockholders’ deficit:
Preferred stock, no par value; 10,000,000 shares authorized,
-0- and -0- shares issued and outstanding, respectively	--	--
Common stock, no par value; 50,000,000 shares authorized,
4,267,125 and 4,267,125 shares issued and outstanding, respectively	74,230	74,230
Additional paid-in capital	137,376	125,540
Deficit accumulated during the development stage	(338,492)	(324,360)
Total shareholders’ deficit	(126,886)	(124,590)
Total Liabilities and Shareholders’ Deficit	$--	$--

The accompanying notes are an integral part of these financial statements.

KRANEM CORPORATION dba LEARNINGWIRE.COM
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended		April 18, 2002
	June 30,		June 30,		(Inception) Through
	2009	2008	2009	2008	June 30, 2009

Commission revenue	$--	$--	$--	$--	$6,703

Expenses:
Selling, advertising and marketing	--	562	562	1,128	44,181
Salaries	--	--	--	--	42,385
Contract labor	--	--	--	--	21,435
Professional fees	2,145	2,760	6,070	5,765	87,832
Rent	--	--	--	--	16,250
Contributed rent (Note 2)	3,750	3,750	7,500	7,500	92,500
Depreciation	--	--	--	--	18,505
Interest income	--	--	--	--	(10)
Other	--	--	--	--	22,117
Total expenses	5,895	7,072	14,132	14,393	345,195

Loss before income taxes	(5,895)	(7,072)	(14,132)	(14,393)	(338,492)

Income tax provision (Note 3)	--	--	--	--	--

Net loss	$(5,895)	$(7,072)	$(14,32)	$(14,393)	$(338,492)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	4,267,125	4,267,125	4,267,125	4,267,125

The accompanying notes are an integral part of these financial statements.

KRANEM CORPORATION dba LEARNINGWIRE.COM
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended		April 18, 2002
	June 30,		(Inception) Through
	2009	2008	June 30, 2009

Net cash used in
operating activities	$(4,336)	$(6,932)	$(213,201)

Cash flows from investing activities:
Payments for property and equipment	--	--	(18,505)
Net cash used in
investing activities	--	--	(18,505)

Cash flows from financing activities:
Capital contributed by related party (Note 2)	4,336	6,932	44,876
Proceeds from the sale of common stock	--	--	89,200
Payments for offering costs	--	--	(14,970)
Repayment of related party loans	--	--	(7,250)
Proceeds from related party loans (Note 2)	--	--	119,850
Net cash provided by
financing activities	4,336	6,932	231,706

Net change in cash	--	--	--

Cash, beginning of period	--	--	--

Cash, end of period	$--	$--	$--

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$--	$--	$--
Interest	$--	$--	$--

The accompanying notes are an integral part of these financial statements.

KRANEM CORPORATION dba LEARNINGWIRE.COM
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 1:  Basis of presentation

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements for the year ended December 31, 2008, notes and accounting policies thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC.

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

Note 2:  Related Party

A director contributed office space to the Company for the periods from May 1, 2003 through June 30, 2009.  The office space was valued at $1,250 per month based on the market rate in the local area and is included in the accompanying condensed financial statements as Contributed rent with a corresponding credit to Additional paid-in capital.

In prior years, the Company has borrowed funds from its president for working capital.  At December 31, 2008, the Company was indebted to the president in the amount of $112,600.  There were no additional proceeds received or payments against the advances during the six months ended June 30, 2009.  The advances are non-interest bearing and are due on demand.  Management plans to settle these advances with cash or stock.  The advances are included in the accompanying condensed financial statements as Indebtedness to related party.

During the six months ended June 30, 2009 and 2008, an affiliate contributed capital for the payment of professional fees totaling $4,336 and $6,932, respectively.  The contributed capital is included in the accompanying condensed financial statements as Additional paid-in capital.

Note 3:  Income Tax

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”.  The Company has incurred significant net operating losses since inception resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Management's Discussion and Analysis and Results of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about the Company’s business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, the Company’s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as,  "believes,""expects," "intends,""plans,""anticipates,""estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Management’s Discussion and Analysis and Results of Operation

Kranem Corporation was formed on April 18, 2002 with the purpose of offering office and office supply products to businesses, educational institutions, government agencies and individuals.  However, we have been materially inactive since approximately 2006.  During the three and six month periods ended June 30, 2009 and 2008, we did not generate any revenues.  Revenues since inception to June 30, 2009 were $6,703.

In the three months ended June 30, 2009, total expenses were $5,895, compared to $7,072 in the year ago three month period ended June 30, 2008.  During the six month period ended June 30, 2009, total expenses were $14,132.  In the comparable period ended June 30, 2008, total expenses were $14,393.  Since our inception, aggregate expenses were $345,195.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

Due to our lack of revenues in recent periods, our net losses for the three months ended June 30, 2009 and 2008 were $5,895 and $7,072, respectively.  In the comparable six month periods ended June 30, 2009 and 2008, our net losses were $14,132 and $14,393, respectively.  Our net loss since inception was $338,492.  We are unable to predict if and when we will begin to generate revenues or stem our losses.  However, our management does anticipate ongoing losses for the next at least 12 months.  There is significant uncertainty projecting future profitability due to our relatively short operating period, our history of losses and lack of revenues.

We have no assets and have total liabilities in the amount of $126,886.  In consideration of our limited working capital and financial resources, our management believes that we require immediate additional financing, through offerings of our equity and/or debt securities, or derivation thereof.  Since our inception, we have financed our operations through the sale of common stock and from loans and capital contributions.  Unfortunately, we cannot guarantee that we will be able to satisfy current or future financial obligations.

Our management does not anticipate the need to hire additional full- or part- time employees over the next 12 months, as the services provided by our current officers and directors appear sufficient at this time.  Our officers and directors work for us on a part-time basis, and are prepared to devote additional time, as necessary.  We do not expect to hire any additional employees over the next 12 months.

There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on our revenues from continuing operations.

No development related expenses have been or will be paid to our affiliates.

Our management does not expect to incur research and development costs.

We do not have any off-balance sheet arrangements.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We have not paid for expenses on behalf of our directors.  Additionally, we believe that this fact shall not materially change.

We currently do not have any material contracts and or affiliations with third parties.

Controls and Procedures

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

3.
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of June 30, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

1.
Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

2.	Inadequate segregation of duties consistent with control objectives; and

3.	Ineffective controls over period end financial disclosure and reporting processes.

The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2009.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.  And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2009.  Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2009.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRANEM CORPORATION
d/b/a
LEARNINGWIRE.COM
(Registrant)

Signature	Title	Date

/s/ Stephen K. Smith	President, CEO and Director	August 10, 2009
Stephen K. Smith

/s/ Michael Grove	Chief Financial Officer	August 10, 2009
Michael Grove

/s/ Michael Grove	Chief Accounting Officer	August 10, 2009
Michael Grove