Form 10-Q
period 2009-09-30
KRANEM CORP
filed 2009-11-13
CIK 1309764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

____________
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	4,267,125 shares
(Class)	(Outstanding as at November 13, 2009)

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

KRANEM CORPORATION dba LEARNINGWIRE.COM
(A Development Stage Company)
Condensed Balance Sheets

	September 30,	December 31,
	2009	2008
		(Derived from
		audited
		financial
	(Unaudited)	statements)

Assets
Total Assets	$--	$--

Liabilities and Stockholders’ Deficit

Liabilities:
Accounts payable and accrued liabilities	$13,246	$11,990
Indebtedness to related party (Note 2)	112,600	112,600
Total liabilities	125,846	124,590

Stockholders’ deficit:
Preferred stock, no par value; 10,000,000 shares authorized,
-0- and -0- shares issued and outstanding, respectively	--	--
Common stock, no par value; 50,000,000 shares authorized,
4,267,125 and 4,267,125 shares issued and outstanding, respectively	74,230	74,230
Additional paid-in capital	143,153	125,540
Deficit accumulated during the development stage	(343,229)	(324,360)
Total shareholders’ deficit	(125,846)	(124,590)
Total Liabilities and Shareholders’ Deficit	$--	$--

The accompanying notes are an integral part of these financial statements.

KRANEM CORPORATION dba LEARNINGWIRE.COM
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended		April 18, 2002
	September 30,		September 30,		(Inception) Through
	2009	2008	2009	2008	September 30, 2009

Commission revenue	$--	$--	$--	$--	$6,703

Expenses:
Selling, advertising and marketing	187	562	749	1,690	44,368
Salaries	--	--	--	--	42,385
Contract labor	--	--	--	--	21,435
Professional fees	800	1,765	6,870	7,530	88,632
Rent	--	--	--	--	16,250
Contributed rent (Note 2)	3,750	3,750	11,250	11,250	96,250
Depreciation	--	--	--	--	18,505
Interest income	--	--	--	--	(10)
Other	--	--	--	--	22,117
Total expenses	4,737	6,077	18,869	20,470	349,932

Loss before income taxes	(4,737)	(6,077)	(18,869)	(20,470)	(349,229)

Income tax provision (Note 3)	--	--	--	--	--

Net loss	$(4,737)	$(6,077)	$(18,869)	$(20,470)	$(349,229)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	4,267,125	4,267,125	4,267,125	4,267,125

The accompanying notes are an integral part of these financial statements.

KRANEM CORPORATION dba LEARNINGWIRE.COM
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended		April 18, 2002
	September 30,		(Inception) Through
	2009	2008	September 30, 2009

Net cash used in
operating activities	$(6,363)	$(11,244)	$(215,228)

Cash flows from investing activities:
Payments for property and equipment	--	--	(18,505)
Net cash used in
investing activities	--	--	(18,505)

Cash flows from financing activities:
Capital contributed by related party (Note 2)	6,363	11,244	46,903
Proceeds from the sale of common stock	--	--	89,200
Payments for offering costs	--	--	(14,970)
Repayment of related party loans	--	--	(7,250)
Proceeds from related party loans (Note 2)	--	--	119,850
Net cash provided by
financing activities	6,363	11,244	233,733

Net change in cash	--	--	--

Cash, beginning of period	--	--	--

Cash, end of period	$--	$--	$--

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$--	$--	$--
Interest	$--	$--	$--

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

Note 2:  Related Party

A director contributed office space to the Company for the periods from May 1, 2003 through September 30, 2009.  The office space was valued at $1,250 per month based on the market rate in the local area and is included in the accompanying condensed financial statements as Contributed rent with a corresponding credit to Additional paid-in capital.

In prior years, the Company has borrowed funds from its president for working capital.  At December 31, 2008, the Company was indebted to the president in the amount of $112,600.  There were no additional proceeds received or payments against the advances during the nine months ended September 30, 2009.  The advances are non-interest bearing and are due on demand.  Management plans to settle these advances with cash or stock.  The advances are included in the accompanying condensed financial statements as Indebtedness to related party.

During the nine months ended September 30, 2009 and 2008, an affiliate contributed capital for the payment of professional fees totaling $6,363 and $11,244, respectively.  The contributed capital is included in the accompanying condensed financial statements as Additional paid-in capital.

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

Management’s Discussion and Analysis and Results of Operation

Kranem Corporation was formed on April 18, 2002 with the purpose of offering office and office supply products to businesses, educational institutions, government agencies and individuals.  However, we have been materially inactive since approximately 2006.  During the three and nine month periods ended September 30, 2009 and 2008, we did not generate any revenues.  Revenues from our inception to September 30, 2009 were $6,703.

In the three months ended September 30, 2009, total expenses were $4,737, compared to $6,077 in the year ago three month period ended September 30, 2008.  During the nine month period ended September 30, 2009, total expenses were $18,869.  In the comparable period ended September 30, 2008, total expenses were $20,470.  Since our inception, aggregate expenses were $349,932.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

Due to our lack of revenues in recent periods, our net losses for the three months ended September 30, 2009 and 2008 were $4,737 and $6,077, respectively.  In the comparable nine month periods ended September 30, 2009 and 2008, our net losses were $18,869 and $20,470, respectively.  Our net loss since inception was $343,229.  We are unable to predict if and when we will begin to generate revenues or stem our losses.  However, our management does anticipate ongoing losses for the next at least 12 months.  There is significant uncertainty projecting future profitability due to our relatively short operating period, our history of losses and lack of revenues.

We have no assets and have total liabilities in the amount of $125,846.  In consideration of our limited working capital and financial resources, our management believes that we require immediate additional financing, through offerings of our equity and/or debt securities, or derivation thereof.  Since our inception, we have financed our operations through the sale of common stock and from loans and capital contributions.  Unfortunately, we cannot guarantee that we will be able to satisfy current or future financial obligations.

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

Controls and Procedures

Under the direction, and with the participation, of Learningwire's management, Learningwire carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2008.  Learningwire maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and that such information is accumulated and communicated to Learningwire's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Learningwire's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives.

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

As of December 31, 2008, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses:

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

KRANEM CORPORATION
d/b/a
LEARNINGWIRE.COM
(Registrant)

Signature	Title	Date

/s/ Stephen K. Smith	President, CEO and Director	November 13, 2009
Stephen K. Smith

/s/ Michael Grove	Chief Financial Officer	November 13, 2009
Michael Grove

/s/ Michael Grove	Chief Accounting Officer	November 13, 2009
Michael Grove