Form 10-K
period 2009-12-31
KRANEM CORP
filed 2010-04-01
CIK 1309764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2009

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to ___________

Commission File Number: 000-53563

KRANEM CORPORATION
d/b/a
LEARNINGWIRE.COM
(Name of small business issuer in its charter)

Colorado	02-0585306
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

2700 Cherry Creek South Dr., #406 Denver, Colorado	80209
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (303) 592-1614

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities Registered Pursuant to Section 12(g) of the Act:

None
(Title of class)

_______
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X]   No [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [X]   No [   ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity were sold: $77,200 as of March 31, 2010.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2010 was 4,267,125.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

KRANEM CORP.
d/b/a
LEARNINGWIRE.COM
FORM 10-K
For the year ended December 31, 2009

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Learningwire.com’s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand its customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

PART I

DESCRIPTION OF BUSINESS

Business Development and Summary

Learningwire was incorporated in Colorado on April 18, 2002 under the name Kranem Corporation. The Company operates under its "Learningwire" tradename which is registered with the Colorado Secretary of State.

Learningwire was formed to sell office and office supply products to businesses, educational institutions, government agencies and individuals nationwide through its website www.learningwire.com. Since January 1, 2006 Learningwire has been inactive.  The weakened economy has taken its toll on our ability to execute our previous planned principal business objectives.

As of March 15, 2009, Learningwire was in negotiations to merge with a private company. However, as of December 31, 2009, neither a letter of intent nor a formal agreement had been signed with this private company.

Learningwire's offices are located at 2700 Cherry Creek South Dr., #406, Denver, Colorado 80209 and are provided to Learningwire without charge. Learningwire's use of this space may be terminated at any time.

Principal Products

Learningwire is a Denver, Colorado based firm that offers high-quality, office and office supply products to businesses, educational institutions, government agencies and individuals nationwide. Learningwire markets and sells over 200,000 products through its website www.learningwire.com. Learningwire's web site enables customers to research products, purchase products online, track orders and receive administrative support. The products available from Learningwire include office supplies, such as pens, paper and printer cartridges, furniture, including chairs, tables, desks and storage units, and computers, electronics and software.

Method of Distribution

We currently have no methods of distribution and no current suppliers.  In the past, we had information, non-binding, non-exclusive arrangements with Ingram Micro, Inc. and U.S. Stationers.  Ingram Micro, Inc. offers computer software and hardware, facsimile machines, copiers and other electronic devices.  US Stationer sells office and school supplies.  All customer orders would be automatically routed to either Ingram Micro or U.S. Stationer, depending on the type of product ordered.  The company responsible for the order would then ship the product directly to the customer and we would receive a commission for each order.

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

Employees

As of December 31, 2009, Learningwire did not have any employees.

Reports to Security Holders

1.	We will furnish shareholders with annual financial reports certified by our independent registered public accountants.

2.
We are a reporting issuer with the Securities and Exchange Commission.  We file periodic reports, which are required in accordance with Section 15(d) of the Securities Act of 1933, with the Securities and Exchange Commission to maintain the fully reporting status.

3.
The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20002.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Our SEC filings will be available on the SEC Internet site, located at http://www.sec.gov.

RISK FACTORS

If we are unable to continue as a going concern, investors may face a complete loss of their investment.

As of the date of this annual report, we have generated minimal revenues and have an accumulated deficit of $350,032.  Taking these facts into account, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern in the independent registered public accounting firm’s report to the financial statements included in this annual report.  If our business fails, the investors in this offering may face a complete loss of their investment.

We will not attain profitability without additional funding, which may be unavailable.

We have limited capital resources.  To date, we have not generated cash from our operations.  Unless we begin to generate sufficient revenues from our proposed consulting services to finance operations as a going concern, we may experience liquidity and solvency problems.  Such liquidity and solvency problems may force us to go out of business if additional financing is not available.  We have no intention of liquidating.  In the event our cash resources are insufficient to continue operations, we intend to raise addition capital through offerings and sales of equity or debt securities.  In the event we are unable to raise sufficient funds, we will be forced to go out of business and will be forced to liquidate.  A possibility of such outcome presents a risk of complete loss of investment in our common stock.

We cannot generate sales without marketing or distribution capabilities.

We do not have any sales, marketing or distribution capabilities.  We cannot guarantee that we will be able to develop a sales and marketing plan.  In the event we are unable to successfully implement any one or more of these objectives, we may be unable to generate sales and operate as a going concern.

Because our common stock is deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

1.	Deliver to the customer, and obtain a written receipt for, a disclosure document;

2.	Disclose certain price information about the stock;

3.	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;

4.	Send monthly statements to customers with market and price information about the penny stock; and

5.	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

You may not be able to sell your shares in our company because there is no public market for our stock.

There is no public market for our common stock.  Therefore, the current and potential market for our common stock is limited.  In the absence of being listed, no market is available for investors in our common stock to sell their shares.  We cannot guarantee that a meaningful trading market will develop.

If our stock ever becomes tradable, of which we cannot guarantee success, the trading price of our common stock could be subject to wide fluctuations in response to various events or factors, many of which are beyond our control.  In addition, the stock market may experience extreme price and volume fluctuations, which, without a direct relationship to the operating performance, may affect the market price of our stock.

UNRESOLVED STAFF COMMENTS

None.

PROPERTIES

As of January 1, 2010, Kranem Corp. uses office space at 2700 Cherry Creek South Dr., #406, Denver, Colorado 80209.  Previously, we utilized office space provided by Mr. Steve Smith, an officer and director

We believe that this arrangement is suitable given that our current operations are primarily administrative.  We also believe that we will not need to lease additional administrative offices for at least the next 12 months.  There are currently no proposed programs for the renovation, improvement or development of the facilities we currently use.

Our management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

LEGAL PROCEEDINGS

No Director, officer, significant employee, or consultant of Kranem Corp. has been convicted in a criminal proceeding, exclusive of traffic violations.

No Director, officer, significant employee, or consultant of Kranem Corp. has been permanently or temporarily enjoined, barred, suspended, or otherwise limited from involvement in any type of business, securities or banking activities.

No Director, officer, significant employee, or consultant of Kranem Corp. has been convicted of violating a federal or state securities or commodities law.

Kranem Corp. is not a party to any pending legal proceedings.

No director, officer, significant employee or consultant of Kranem Corp. has had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION FOR COMMON STOCK

Market information

There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained.  A shareholder in all likelihood, therefore, will not be able to resell his or her securities should he or she desire to do so when eligible for public resale.  Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.  We have no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities.

Holders

As of the date of this annual report, Kranem Corp. has 4,267,125 shares of common stock, with no par value, issued and outstanding held by 45 shareholders of record.  Our Transfer Agent is First American Stock Transfer, Inc., 4747 North 7th Street, Suite 170, Phoenix, AZ 85014, Phone: (602) 485-1346.

Dividends

Kranem Corp. has never declared or paid any cash dividends on its common stock.  For the foreseeable future, Kranem Corp. intends to retain any earnings to finance the development and expansion of its business, and it does not anticipate paying any cash dividends on its common stock.  Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant.

Recent Sales of Unregistered Securities

We have not sold any securities in the past three years, which were not registered under the Securities Act.

MANAGEMENT’S DISCUSSION AND PLAN OF OPERATIONS

Forward-Looking Statements

The statements contained in all parts of this document that are not historical facts are, or may be deemed to be, "forward-looking statements" within the meaning of  Section 27A of  the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements include, but are not limited to, those relating to the following: the Company's ability to secure necessary financing; expected growth; future operating expenses; future margins; fluctuations in interest rates; ability to continue to grow and  implement growth, and regarding future growth, cash needs, operations, business plans and financial results and any other statements that are not historical facts.

When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements.  Kranem Corp.’s results may differ significantly from the results discussed in the forward-looking statements.  Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Company’s dependence on its ability to attract and retain skilled managers and other personnel; intense competition; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; its vulnerability to general economic conditions; accuracy of accounting and other estimates; the Company's future financial and operating results, cash needs and demand for services; and the Company's ability to maintain and comply with permits and licenses; as well as other risk factors described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Management’s Discussion and Analysis

Kranem Corp. was incorporated in Colorado on April 18, 2002.  We have no material operations and have incurred losses since our inception.  We did not generate any revenues in the years ended December 31, 2009 and 2008, and have realized total revenues of $6,703 from our inception to December 31, 2009.

On March 15, 2009, we were in negotiations to merge with a privately-held company.  However, as of December 31, 2009, neither a letter of intent nor a formal agreement has been executed.

Since May 1, 2003 through December 31, 2009, an officer and director contributed office space for us to utilize.  The office space is valued at $1,250 per month, based on management’s estimate of the market rate in the local area.  During the years ended December 31, 2009 and 2008, contributed rent was $15,000 and $15,000, respectively.  Total contributed rent from May 1, 2003 through December 31, 2009 is $100,000.

Our net loss was $25,672 for the year ended December 31, 2009, consisting primarily of $15,000 in rent contributed by an officer, professional fees of $9,736, and selling, administrative and marketing expenses for $936.  In the comparable period ended December 31, 2008, our net loss was $30,826, of which $15,000 is attributed to contributed rent, professional fees of $13,580 and selling, administrative and marketing expense of $2,246.  Since our inception, we have accumulated a deficit of $350,032.  No development related expenses have been or will be paid to any of our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.  We have no customers or any revenue streams, thus, we anticipate incurring net losses for the foreseeable future.

We are unable to predict if and when we will begin to generate revenues or stem our losses.  However, our management does anticipate ongoing losses for at least the next 12 months.  There is significant uncertainty projecting future profitability due to our relatively short operating period, our history of losses and lack of revenues.  To date, we had limited operations and minimal funds with which to finance our operations.  We have no cash on hand as of December 31, 2009.  Thus, we are in a precarious financial position and rely exclusively upon capital obtained from affiliates and non-related parties.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in this annual report.  If our business fails, our investors may face a complete loss of their investment.

Over the past three years, we have conducted minimal operations due to lack of focus and financing, as well as the general economy going into a recessionary state.  As of January 1, 2010, our management has concluded that the best course of action would be to raise capital through sales of our common equity for cash to reinvigorate our proposed business.  We have consulted with third parties to access financing up to approximately $500,000.  However, we have no binding or definitive agreements with any parties to raise any such funds.  In the event we are able to secure operating capital, we intend to do the following:

1.	Reconstitute our arrangements with suppliers such as Ingram Micro and U.S. Stationers, with whom we had informal, non-exclusive relationships to acquire inventory.

2.	Develop a marketing and advertising strategy with which to generate awareness of our company and proposed product lines to business and educational institutions.

3.	Assemble a commissioned sales force initially in the Denver, Colorado area, with the goal to expand in to regions of Texas and Southern California.

Our management does not anticipate the need to hire additional full- or part- time employees over the next 12 months, as the services provided by our current officers and directors appear sufficient at this time.  Our officers and directors work for us on a part-time basis, and are prepared to devote additional time, as necessary.

Our management does not expect to incur research and development costs.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We have not paid for expenses on behalf of our directors.  Additionally, we believe that this fact shall not materially change.

We currently do not have any material contracts and or affiliations with third parties.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-12) form part of the report on the Financial Statements

De Joya Griffith & Company, LLC

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
Kranem Corporation d/b/a Learningwire.com
Denver, CO

We have audited the accompanying balance sheets of Kranem Corporation d/b/a Learningwire.com (A Development Stage Enterprise) as of December 31, 2009, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended and from inception (April 18, 2002) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit. We did not audit the financial statements of Kranem Corporation d/b/a Learningwire.com for the year ended December 31, 2008 and from inception (April 18, 2002) to December 31, 2008. Those statements were audited by other auditors whose report has been furnished to us and our opinion, in so far as it relates to amounts included in the year ended and from inception (April 18, 2002) to December 31, 2008, is based solely on the report of other auditors.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kranem Corporation d/b/a Learningwire.com (A Development Stage Enterprise) as of December 31, 2009, and the results of their operations and cash flows for the year then ended and from inception (April 18, 2002) to December 31, 2009 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
March 31, 2010

2580 Anthem Village Drive, Henderson, NV  89052
Telephone (702) 563-1600  ●  Facsimile (702) 920-8049

F1

To the Board of Directors and Shareholders:
Kranem Corporation dba Learningwire.com

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheet of Kranem Corporation dba Learningwire.com (a development stage company) as of December 31, 2008, and the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2008 and the period from April 18, 2002 (inception) through December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kranem Corporation dba Learningwire.com as of December 31, 2008, and the results of its operations and its cash flows for the year ended December 31, 2008 and the period from April 18, 2002 (inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred recurring losses, has used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant reconfiguration of its operations to sustain its operations for the foreseeable future.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Further information and management’s plans in regard to this uncertainty are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cordovado and Honeck LLP

Cordovano and Honeck LLP
Englewood, Colorado
February 25, 2009

F2

Kranem Corporation
(dba Learningwire.com)
(A Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2009	2008
Assets

Current assets
Cash	$-	$-

Total assets	$-	$-

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued liabilities	$15,492	$11,990
Indebtedness to related parties	112,600	112,600
Total current liabilities	128,092	124,590

Total liabilities	128,092	124,590

Stockholders’ deficit
Preferred stock, no par value, 10,000,000 shares
authorized, no shares issued and outstanding
Common stock, no par value, 50,000,000 shares
authorized, 4,267,125 shares issued and outstanding	74,230	74,230
Additional paid-in capital	147,710	125,540
Deficit accumulated during development stage	(350,032)	(324,360)
Total stockholders’ deficit	(128,092)	(124,590)

Total liabilities and stockholders’ deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

F2

Kranem Corporation
(dba Learningwire.com)
(A Development Stage Company)
Statements of Operations

	For the years ended		Inception
	December 31,		(April 18, 2002) to
	2009	2008	December 31, 2009

Revenue	$-	$-	$6,703

Expenses:
Depreciation	-	-	18,505
Contract labor	-	-	21,435
Contributed rent	15,000	15,000	100,000
General and administrative expenses	-	-	22,117
Professional fees	9,736	13,580	91,498
Rent	-	-	16,250
Salaries	-	-	42,385
Selling, advertising and marketing	936	2,246	44,555
Total expenses	25,672	30,826	356,745

Other income
Interest income	-	-	10
Total other income	-	-	10

Net loss	$(25,672)	$(30,826)	$(350,032)

Weighted average number of
common shares outstanding - basic	4,267,125	4,267,125

Net loss per share-basic	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

F3

Kranem Corporation
(dba Learningwire.com)
(A Development Stage Company)
Statements of Stockholders’ Deficit

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
			Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Deficit

Net loss	-	$-	$-	$(32,091)	$(32,091)

Balance, December 31, 2002	-	-	-	(32,091)	(32,091)

Contributed rent, 2003	-	-	10,000	-	10,000

Net loss	-	-	-	(75,682)	(75,682)

Balance, December 31, 2003	-	-	10,000	(107,773)	(97,773)

January 2004
Founders shares
$0.02 (pre-split price) per share	2,250,000	10,000	-	-	10,000

January 2004
$0.04 (pre-split price) per share	562,500	5,000	-	-	5,000

February 2004
Private placement $0.02 (pre-split price) per share
less $10,180 offering costs	966,375	32,770	-	-	32,770

Contributed rent, 2004	-	-	15,000	-	15,000

Net loss	-	-	-	(68,959)	(68,959)

Balance, December 31, 2004	4,003,875	49,770	25,000	(176,732)	(101,962)

September 2005
Private placement $0.50 (pre-split price) per share
less $4,790 offering costs	263,250	24,460	-	-	24,460

Contributed rent, 2005	-	-	15,000	-	15,000

Net loss	-	-	-	(42,752)	(42,752)

Balance, December 31, 2005	4,267,125	74,230	40,000	(219,484)	(105,254)

Donated capital, 2006	-	-	6,790	-	6,790

Contributed rent, 2006	-	-	15,000	-	15,000

Net loss	-	-	-	(35,022)	(35,022)

Balance, December 31, 2006	4,267,125	74,230	61,790	(254,506)	(118,486)

Donated capital, 2007	-	-	18,600	-	18,600

Contributed rent, 2007	-	-	15,000	-	15,000

Net loss	-	-	-	(39,028)	(39,028)

Balance, December 31, 2007	4,267,125	74,230	95,390	(293,534)	(123,914)

Donated capital, 2008	-	-	15,150	-	15,150

Contributed rent, 2008	-	-	15,000	-	15,000

Net loss	-	-	-	(30,826)	(30,826)

Balance, December 31, 2008	4,267,125	74,230	125,540	(324,360)	(124,590)

Donated capital, 2009	-	-	7,170	-	7,170

Contributed rent, 2009	-	-	15,000	-	15,000

Net loss	-	-	-	(25,672)	(25,672)

Balance, December 31, 2009	4,267,125	$74,230	$147,710	$(350,032)	$(128,092)

The accompanying notes are an integral part of these financial statements.

F4

Kranem Corporation
(dba Learningwire.com)
(A Development Stage Company)
Statements of Cash Flows

	For the years ended		Inception
	December 31,		(April 18, 2002) to
	2009	2008	December 31, 2009

Operating activities
Net loss	$(25,672)	$(30,826)	$(350,032)
Adjustments to reconcile net loss to
net cash (used) by operating activities:
Depreciation	-	-	18,505
Contributed rent	15,000	15,000	100,000
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	3,502	676	15,492
Net cash (used) by operating activities	(7,170)	(15,150)	(216,035)

Investing activities
Purchase of fixed assets	-	-	(18,505)
Net cash (used) by investing activities	-	-	(18,505)

Financing activities
Donated capital	7,170	15,150	47,710
Issuances of common stock	-	-	89,200
Payments for offering costs	-	-	(14,970)
Increase in notes payable – related party	-	-	119,850
Repayment of notes payable – related party	-	-	(7,250)
Net cash provided by financing activities	7,170	15,150	234,540

Net increase (decrease) in cash	-	-	-
Cash – beginning	-	-	-
Cash – ending	$-	$-	$-

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

F5

Kranem Corporation
(dba Learningwire.com)
(A Development Stage Company)
Notes to Financial Statements

Note 1 – History and organization of the company

The Company was organized April 18, 2002 (Date of Inception) under the laws of the State of Colorado, as Kranem Corporation.  The Company operates under its trade name, “Learningwire.com,” which is registered with the State of Colorado.  The Company is authorized to issue up to 50,000,000 shares of its common stock with no par value and up to 10,000,000 shares of preferred stock with no par value.

The Company previously offered high-quality, office and office supply products to businesses, educational institutions, government agencies and individuals through its website, www.learningwire.com.  The website enabled customers to research products, purchase products online, track orders and receive administrative support. The Company has ceased its on-line operations and currently has no revenue-producing activities.  The Company's current business plan is to evaluate structure and complete a merger with, or acquisition of, a privately owned corporation.

The Company has limited operations and in accordance with FASB ASC 915-10, “Development Stage Entities,” the Company is considered a development stage company.

Note 2 – Accounting policies and procedures

Year end
The Company has adopted December 31 as its fiscal year end.

Basis of Presentation
The financial statements present the balance sheet, statement of operations, stockholder’s deficit and cash flows of the Company. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2009.

Concentrations of Risks: Cash Balances
The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC).  This government corporation insured balances up to $100,000 through October 13, 2008.  As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account.  This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009.

All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2009.  On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, will return to at least $100,000 per depositor.  Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

Revenue recognition
All of the Company's revenues are reported as commissions. The Company recognizes revenue only after the service has been performed and collectability of the fee is reasonably assured.

F6

Kranem Corporation
(dba Learningwire.com)
(A Development Stage Company)
Notes to Financial Statements

Note 2 – Accounting policies and procedures (continued)

Loss per share
Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2009.

Advertising costs
The Company expenses all costs of advertising as incurred.  There were no advertising costs included in selling, general and administrative expenses at December 31, 2009.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2009.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Income Taxes
The Company follows FASB ASC 740-10, “Income Taxes” for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

General and administrative expenses
The significant components of general and administrative expenses consist of rent, sales and marketing expenses, legal and professional fees.

Dividends
The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since inception.

Recent pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 810-10, “Consolidation”. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. FASB ASC 810-10 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt FASB ASC 810-10 in fiscal 2010. The Company does not expect that the adoption of FASB ASC 810-10 will have a material impact on the financial statements.

F7

Kranem Corporation
(dba Learningwire.com)
(A Development Stage Company)
Notes to Financial Statements

Note 2 – Accounting policies and procedures (continued)

Recent pronouncements (continued)
In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 860-10, “Transfers of and Servicing”, which eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. FASB ASC 860-10 is effective for fiscal years beginning after November 15, 2009. The Company will adopt FASB ASC 860-10 in fiscal 2010. The Company does not expect that the adoption of FASB ASC 860-10 will have a material impact on the financial statements.

Note 3 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company's ability to continue as a going concern is dependent upon its ability to consummate a merger or acquisition, generate sufficient cash flow to meet obligations on a timely basis, and ultimately to attain profitability.  The Company had an accumulated deficit during development stage of $350,032 as of December 31, 2009. The Company has obtained working capital through equity offerings and management plans to obtain additional funding through equity or debt financings in the future.  The Company's president and shareholders have also funded the Company's operations with working capital advances and capital contributions; however, no directors, officers or shareholders have committed to fund the Company's operations or to make loans or other financing arrangements available to the Company.  There is no assurance that the Company will be successful in its efforts to raise additional working capital or achieve profitable operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 4 – Income taxes

For the years ended December 31, 2009 and 2008, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2009 and 2008, the Company had approximately $350,032 and $238,345 of federal and state net operating losses.  The net operating loss carryforwards, if not utilized, will begin to expire in 2027. The provision for income taxes consisted of the following components for the year ended December 31:

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	122,511	46,495
Valuation allowance	(122,511)	(46,495)
Total deferred tax assets	$-0-	$-0-

F8

Kranem Corporation
(dba Learningwire.com)
(A Development Stage Company)
Notes to Financial Statements

Note 4 – Income taxes (continued)

The valuation allowance for deferred tax assets as of December 31, 2009 and 2008 was $122,511 and $46,495, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2009 and 2008, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2009:

	2009	2008

Federal statutory rate	(35.0)%	15.00%
State income tax rate, net of federal benefit	-	3.94%
Contributed rent	-	(9.22)%
Net operating loss for which no tax benefit is currently available	35.0%	(9.72)%
	0.00%	0.00%

Note 5 – Stockholders’ defict

The Company is authorized to issue 50,000,000 shares of its common stock, with no par value, and up to 10,000,000 shares of its preferred stock, with no par value.

During January 2004, the Company sold 2,250,000 shares of its no par value common stock to an officer for $10,000 ($0.004 per share).  The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the stock sale.

During January 2004, the Company sold 562,500 shares of its no par value common stock to one purchaser for $5,000 ($0.009 per share).  The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the stock sale.

During January and February 2004, the Company sold 966,375 shares of its no par value common stock for $0.04 per share pursuant to an exemption from registration claimed under Regulation D of the Securities Act of 1933, as amended.  The Company received net proceeds of $32,770 after deducting offering costs totaling $10,180.  The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering.

During February 2004, the Company sold 225,000 shares of its no par value common stock to an officer for $2,000 ($0.009 per share). The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the stock sale.

During the period from April through June 2005, the Company sold 263,250 shares of its no par value common stock for $0.11 per share, pursuant to a Registration Statement on Form SB-2.  The Company received net proceeds of $24,460 after deducting offering costs totaling $4,790.

On November 11, 2005, the Company declared 4.5:1 common stock split to shareholders of record at the close of business on November 11, 2005.  Shares issued prior to November 11, 2005 have been retroactively restated to reflect the impact of the stock split.
Through the year ended December 31, 2006, non-affiliates of the Company contributed capital in the amount of $6,790.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

F9

Kranem Corporation
(dba Learningwire.com)
(A Development Stage Company)
Notes to Financial Statements

Note 5 – Stockholders’ deficit (continued)

Through the year ended December 31, 2007, non-affiliates of the Company contributed capital in the amount of $18,600.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

Through the year ended December 31, 2008, non-affiliates of the Company contributed capital in the amount of $15,150.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

Through the year ended December 31, 2009, two non affiliates of the Company contributed capital in the amount of $7,170.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

From May 1, 2003 through December 31, 2009, a director contributed office space to the Company.  The office space is considered to be valued at $1,250 per month based on management’s estimate of the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.  During the years ended December 31, 2009 and 2008, contributed rent was $15,000 and $15,000, respectively.

As of December 31, 2009, there have been no other issuances of common stock.

Note 6 – Warrants and options

As of December 31, 2009, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 7 – Related party transactions

During the year ended December 31, 2003, an employee advanced the Company $4,000 for working capital.  The advance was non-interest bearing and due on demand.  The Company repaid the advance during the year ended December 31, 2004.

During January 2004, the Company sold 2,250,000 shares of its no par value common stock to an officer for $10,000 ($0.004 per share).  The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the stock sale.

During February 2004, the Company sold 225,000 shares of its no par value common stock to an officer for $2,000 ($0.009 per share).  The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the stock sale.

During the three months ended March 31, 2005, an affiliate advanced the Company $3,200 for working capital.  The advances were non-interest bearing and due on demand.  The Company repaid the advances prior to June 30, 2005.

During the period from April through June 2005, the Company sold 263,250 shares of its no par value common stock for $0.11 per share, pursuant to a Registration Statement on Form SB-2.  The Company received net proceeds of $24,460 after deducting offering costs totaling $4,790.

Through the year ended December 31, 2006, non-affiliates of the Company contributed capital in the amount of $6,790.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

During 2007, an affiliate advanced the Company $50 for working capital.  The advance was repaid during 2007.

Through the year ended December 31, 2007, non-affiliates of the Company contributed capital in the amount of $18,600.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

F10

Kranem Corporation
(dba Learningwire.com)
(A Development Stage Company)
Notes to Financial Statements

Note 7 – Related party transactions (continued)

Through the year ended December 31, 2008, non-affiliates of the Company contributed capital in the amount of $15,150.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

From May 1, 2003 through December 31, 2009, a director contributed office space to the Company.  The office space is considered to be valued at $1,250 per month based on management’s estimate of the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.  During the years ended December 31, 2009 and 2008, contributed rent was $15,000 and $15,000, respectively.

Since the inception of the Company on April 18, 2002, the Company has borrowed funds from an affiliate for working capital.  At the year ended December 31, 2006, the Company was indebted to this affiliate in the amount of $112,600.  There were no additional proceeds received or payments against the liability during the years ended December 31, 2009.  The advances are non-interest bearing and are due on demand.

Note 8 –Subsequent Events

The Company has evaluated subsequent events through March 31, 2010, the date the financial statements were available to be issued.  As of this date, nothing has happened that requires disclosure.

F11

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information we are required to disclose in reports filed under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our Board of Directors were advised by De Joya Griffith & Company, LLC, the Company’s independent registered public accounting firm, that during their performance of audit procedures for 2009, De Joya Griffith & Company, LLC identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company’s internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews.  However, the size of the Company prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system.  Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

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

As of December 31, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2009.

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

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

OTHER INFORMATION

None.

PART III

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Kranem Corporation's Directors are elected by the stockholders to a term of one (1) year and serve until their successors are elected and qualified.  The officers are appointed by the Board of Directors to a term of one (1) year and serves until his/her successor is duly elected and qualified, or until he/she is removed from office.  The Board of Directors has no nominating, auditing, or compensation committees.

The names and ages of our directors and executive officers and their positions are as follows:

Name	Position	Age
Stephen K. Smith	President and Director	68
Michael Grove	Secretary, Treasurer and Principal Financial Officer	65

Background of Directors, Executive Officers, Promoters and Control Persons

Stephen K. Smith has served as Learningwire's  President and as a director since January 21, 2004.  Between 2000 and his association with Learningwire, Mr. Smith has been managing his  investments.  Mr. Smith retired from Dell Computer Corporation  in 2000.  Prior to his  retirement  Mr.  Smith  held the  following positions with Dell Computer:

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

Family Relationships

None.

Involvement on Certain Material Legal Proceedings During the Last Five Years

No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Audit Committee and Financial Expert

We do not have an Audit Committee. Our director performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership of our securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.  As a company with securities registered under Section 15(d) of the Exchange Act, our executive officers and directors, and persons who beneficially own more than ten percent of our common stock are not required to file Section 16(a) reports.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

Corporate Governance

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our sole Director performs some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company.

Director Nomination Procedures

Nominees for Directors are identified and suggested by the members of the Board or management using their business networks. The Board has not retained any executive search firms or other third parties to identify or evaluate director candidates and does not intend to in the near future. In selecting a nominee for director, the Board or management considers the following criteria:

1.
Whether the nominee has the personal attributes for successful service on the Board, such as demonstrated character and integrity; experience at a strategy/policy setting level; managerial experience dealing with complex problems; an ability to work effectively with others; and sufficient time to devote to our affairs;

2.
Whether the nominee has been the chief executive officer or senior executive of a public company or a leader of a similar organization, including industry groups, universities or governmental organizations;

3.
Whether the nominee, by virtue of particular experience, technical expertise or specialized skills or contacts relevant to our current or future business, will add specific value as a Board member; and

4.	Whether there are any other factors related to the ability and willingness of a new nominee to serve, or an existing Board member to continue his service.

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership. Rather, the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director. During 2009, we received no recommendation for Directors from our stockholders.

We will consider for inclusion in our nominations of new Board of Directors nominees proposed by stockholders who have held at least 1% of our outstanding voting securities for at least one year. Board candidates referred by such stockholders will be considered on the same basis as Board candidates referred from other sources. Any stockholder who wishes to recommend for our consideration a prospective nominee to serve on the Board of Directors may do so by giving the candidate’s name and qualifications in writing to our Secretary at the following address: 410 17th Street, Denver, CO 80202.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last completed fiscal years ended December 31, 2009 and 2008 the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the Company in all capacities in which they served:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)

Stephen Smith	2009	0	0	0	0	0	0	0	0
President	2008	0	0	0	0	0	0	0	0

Michael Grove	2009	0	0	0	0	0	0	0	0
Financial Officer	2008	0	0	0	0	0	0	0	0

Directors' Compensation

The directors of the Registrant have not received compensation for their services as directors nor have they been reimbursed for expenses incurred in attending board meetings.

Employment Contracts and Officers' Compensation

Since our incorporation, we have not paid any compensation to our officers, directors and employees.  We do not have employment agreements.  Any future compensation to be paid will be determined by our Board of Directors, and an employment agreement will be executed.  We do not currently have plans to pay any compensation until such time as we are cash flow positive.

Stock Option Plan And Other Long-term Incentive Plan

We currently do not have existing or proposed option/SAR grants.

Certain Relationships and Related Transactions

There have not been any transactions, or proposed transactions, during the last two years, to which the Registrant was or is to be a party, in which any director or executive officer of the Registrant, any nominee for election as a director, any security holder owning beneficially more than five percent of the common stock of the Registrant, or any member of the immediate family of the aforementioned persons had or is to have a direct or indirect material interest.

Indemnification of Directors and Officers

The Registrant will indemnify its directors and officers to the fullest extent permitted by the General Corporation Law of the State of Colorado.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of the date of this offering with respect to the beneficial ownership of Kranem’s common stock by all persons known by Fashion Net to be beneficial owners of more than 5% of any such outstanding classes, and by each director and executive officer, and by all officers and directors as a group.  Unless otherwise specified, the named beneficial owner has, to our knowledge, either sole or majority voting and investment power.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares	Amount of Beneficial Ownership	Percent of Class(1)

Common	Stephen K. Smith, President and Director	2,250,000	53.0%
	5425 Petticoat Lane
	Austin, TX 78746

Common	Michael Grove, Secretary and Treasurer	225,000	5.3%
	4540 Nelson Dr.
	Broomfield, CO 80020

Common	Anne Brady	562,500	13.0%
	7170 Calabria Ct., Unit F
	San Diego, CA 92122

	All Directors and Officers as a group (2 persons)	2,475,000	58.3%

Notes:

1.	Based on 4,267,125 shares of common stock outstanding.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2003, an employee advanced us $4,000 for working capital.  The advance was non-interest bearing and due on demand.  We repaid the advance during the year ended December 31, 2004.

During January 2004, we sold 2,250,000 shares of no par value common stock to an officer for $10,000 ($0.004 per share).

During February 2004, we sold 225,000 shares of no par value common stock to an officer for $2,000 ($0.009 per share).

During the three months ended March 31, 2005, an affiliate advanced us $3,200 for working capital.  The advances were non-interest bearing and due on demand.  We repaid the advances prior to June 30, 2005.

Through December 31, 2006, affiliates of the Company contributed capital in the amount of $6,790.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

During 2007, an affiliate advanced us $50 for working capital.  The advance was repaid during 2007.

From May 1, 2003 through December 31, 2009, a director contributed office space to us.  The office space is considered to be valued at $1,250 per month based on management’s estimate of the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.  During the years ended December 31, 2009 and 2008, contributed rent was $15,000 and $15,000, respectively.

Since the inception of the Company on April 18, 2002, we have borrowed funds from our President and Director for working capital.  At the year ended December 31, 2006, we were indebted to this affiliate in the amount of $112,600.  There were no additional proceeds received or payments against the liability during the years ended December 31, 2009 and 2008.  The advances are non-interest bearing and are due on demand.

Director Independence

The Board of Directors has concluded that Director Stephen Smith and Michael Grove are not independent in accordance with the director independence standards of the American Stock Exchange.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended 2009 and 2008 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2009	2008

Audit fees	$5,266	$6,250
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$5,266	$6,250

EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws
a. Articles of Incorporation (1)
b. Bylaws (1)

31	Rule 13a-14(a)/15d-14(a) Certification

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

Notes:	(1) Incorporated by reference herein filed as exhibits to the Company’s Registration Statement on Form SB-2 previously filed with the SEC (File # 333-121072).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

KRANEM CORP. d/b/a LEARNINGWIRE.COM
(Registrant)

By: /s/ Stephen Smith, President & CEO

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Stephen Smith	President, CEO and Director	March 31, 2010
Stephen Smith

/s/ Michael Grove	Chief Financial Officer	March 31, 2010
Michael Grove

/s/ Michael Grove	Chief Accounting Officer	March 31, 2010
Michael Grove