Form 10-Q
period 2010-03-31
KRANEM CORP
filed 2010-05-14
CIK 1309764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-53563

KRANEM CORPORATION
d/b/a
LEARNINGWIRE.COM
(Exact name of registrant as specified in its charter)

Colorado	02-0585306
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2700 Cherry Creek South Drive #406	Denver, CO 80209
(Address of principal executive offices)	(Zip Code)

(303) 592-1614
(Registrant's telephone number, including area code)

410 17th Street, Denver, Colorado 80202
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
Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if ay, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that ht registrant was required to submit and post such files).  Yes [   ]   No [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	4,267,125 shares
(Class)	(Outstanding as at May 14, 2010)

KRANEM CORPORATION
d/b/a
LEARNINGWIRE.COM

PART I – FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-K, originally filed with the Commission on April 1, 2010.

Kranem Corporation
(dba Learningwire.com)
(A Development Stage Company)
Condensed Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Assets

Current assets:
Cash	$-	$-

Total assets	$-	$-

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued liabilities	$15,692	$15,492
Indebtedness to related party	112,600	112,600
Total current liabilities	128,292	128,092

Total liabilities	128,292	128,092

Stockholders’ deficit:
Preferred stock, no par value; 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, no par value; 50,000,000 shares authorized,
4,267,125 shares issued and outstanding	74,230	74,230
Additional paid-in capital	148,510	147,710
Deficit accumulated during the development stage	(351,032)	(350,032)
Total stockholders’ deficit	(128,292)	(128,092)

Total liabilities and stockholders’ deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

Kranem Corporation
(dba Learningwire.com)
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the three months ended		Inception
	March 31,		(April 18, 2002) to
	2010	2009	March 31, 2010

Revenue	$-	$-	$6,703

Expenses:
Contract labor	-	-	21,435
Contributed rent	-	3,750	100,000
Depreciation	-	-	18,505
General and administrative expenses	-	-	22,117
Professional fees	1,000	3,925	92,498
Rent	-	-	16,250
Salaries	-	-	42,385
Selling, advertising and marketing	-	562	44,555
Total expenses	1,000	8,237	357,745

Other income
Interest income	-	-	10
Total other income	-	-	10

Net loss	$(1,000)	$(8,237)	$(351,032)

Weighted average number of
common shares outstanding - basic	4,267,125	4,267,125

Net loss per share-basic	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Kranem Corporation
(dba Learningwire.com)
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the three months ended		Inception
	March 31,		(April 18, 2002) to
	2010	2009	March 31, 2010

Operating activities
Net loss	$(1,000)	$(8,237)	$(351,032)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	-	-	18,505
Contributed rent	-	3,750	100,000
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	200	2,025	15,692
Net cash used by operating activities	(800)	(2,462)	(216,835)

Investing activities
Purchase of fixed assets	-	-	(18,505)
Net cash used by investing activities	-	-	(18,505)

Financing activities
Donated capital	800	2,462	48,510
Issuances of common stock	-	-	89,200
Payments for offering costs	-	-	(14,970)
Increase in notes payable – related party	-	-	119,850
Repayment of notes payable – related party	-	-	(7,250)
Net cash provided by financing activities	800	2,462	235,340

Net increase (decrease) in cash	-	-	-
Cash – beginning	-	-	-
Cash – ending	$-	$-	$-

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Kranem Corporation
(dba Learningwire.com)
(a Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 1 – Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the period ended December 31, 2009 and notes thereto included in the Company's annual report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 – History and organization of the company

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

The Company previously offered high-quality, office and office supply products to businesses, educational institutions, government agencies and individuals through its website, www.learningwire.com.  The website enabled customers to research products, purchase products online, track orders and receive administrative support. The Company has ceased its on-line operations and currently has no revenue-producing activities.  The Company's current business plan is to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

The Company has limited operations and in accordance with FASB ASC 915-10, “Development Stage Entities,” the Company is considered a development stage company.

Note 3 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The Company had an accumulated deficit of $351,032 as of March 31, 2010.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  The Company is contemplating conducting an offering of its debt or equity securities to obtain additional operating capital.  The Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing.  There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

Kranem Corporation
(dba Learningwire.com)
(a Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 3 - Going concern (continued)

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

Note 4 – Accounting policies and procedures

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

Loss per share
Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of March 31, 2010.

Recent Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-01, “Equity (Topic 505-10): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force)”.  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. This statement is effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.  The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary”.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

Kranem Corporation
(dba Learningwire.com)
(a Development Stage Company)
Notes to the Condensed Financial Statements
Unaudited

Note 4 – Accounting policies and procedures (continued)

Recent Accounting Pronouncements (continued)
In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-6, “Improving Disclosures about Fair Value Measurements.” This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-6 only requires enhanced disclosures, the company does not expect that the adoption of this update will have a material effect on its financial statements.

Note 5 – Stockholders’ equity

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

Through the year ended December 31, 2006, affiliates of the Company contributed capital in the amount of $6,790.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

Kranem Corporation
(dba Learningwire.com)
(a Development Stage Company)
Notes to the Condensed Financial Statements
Unaudited

Note 5 – Stockholders’ equity (continued)

Through the year ended December 31, 2007, affiliates of the Company contributed capital in the amount of $18,600.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

Through the year ended December 31, 2008, affiliates of the Company contributed capital in the amount of $15,150.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

Through the year ended December 31, 2009, two non affiliates of the Company contributed capital in the amount of $7,170.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

From May 1, 2003 through December 31, 2009, a director contributed office space to the Company.  The office space is considered to be valued at $1,250 per month based on management’s estimate of the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.  As of December 31, 2009, the Company no longer utilizes this office space.  During the three months ended March 31, 2010 and 2009, contributed rent was $0 and $3,750, respectively.

During the three months ended March 31, 2010, two non affiliates of the Company contributed capital in the amount of $800.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

As of March 31, 2010, there have been no other issuances of common stock.

Note 6 – Warrants and options

As of March 31, 2010, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

Through the year ended December 31, 2006, affiliates of the Company contributed capital in the amount of $6,790.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

Kranem Corporation
(dba Learningwire.com)
(a Development Stage Company)
Notes to the Condensed Financial Statements
Unaudited

Note 7 – Related party transactions (continued)

During 2007, an affiliate advanced the Company $50 for working capital.  The advance was repaid during 2007.

Through the year ended December 31, 2007, affiliates of the Company contributed capital in the amount of $18,600.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

Through the year ended December 31, 2008, affiliates of the Company contributed capital in the amount of $15,150.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

From May 1, 2003 through December 31, 2009, a director contributed office space to the Company.  The office space is considered to be valued at $1,250 per month based on management’s estimate of the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.  As of December 31, 2009, the Company no longer utilizes this office space.  During the three months ended March 31, 2010 and 2009, contributed rent was $0 and $3,750, respectively.

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

Management’s Discussion and Analysis and Results of Operation

Kranem Corporation was formed on April 18, 2002 with the purpose of offering office and office supply products to businesses, educational institutions, government agencies and individuals.  However, we have been materially inactive since approximately 2006.  During the three month periods ended March 31, 2010 and 2009, we did not generate any revenues.  Revenues from our inception to March 31, 2010 were $6,703.

In the three months ended March 31, 2010, total expenses were $1,000, compared to $8,237 in the three month period ended March 31, 2009.  Since our inception, aggregate expenses were $357,745.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

Due to our lack of revenues in recent periods, our net losses for the three months ended March 31, 2010 and 2009 were $1,000 and $8,237, respectively.  Our net loss since inception was $351,032.  We are unable to predict if and when we will begin to generate revenues or stem our losses.  However, our management does anticipate ongoing losses for at least the next 12 months.  There is significant uncertainty projecting future profitability due to our relatively short operating period, our history of losses and lack of revenues.  No development related expenses have been or will be paid to any of our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.  We have no customers or any revenue streams, thus, we anticipate incurring net losses for the foreseeable future.

We are unable to predict if and when we will begin to generate revenues or stem our losses.  However, our management does anticipate ongoing losses for at least the next 12 months.  There is significant uncertainty projecting future profitability due to our relatively short operating period, our history of losses and lack of revenues.  To date, we had limited operations and minimal funds with which to finance our operations.  We have no assets and have total liabilities in the amount of $128,292.  Thus, we are in a precarious financial position and rely exclusively upon capital obtained from affiliates and non-related parties.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in this annual report.  If our business fails, our investors may face a complete loss of their investment.

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

Controls and Procedures

Under the direction, and with the participation, of Learningwire's management, Learningwire carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2010.  Learningwire maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and that such information is accumulated and communicated to Learningwire's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Learningwire's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives.

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

As of March 31, 2010, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses:

1.
Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and

2.	Ineffective controls over period end financial disclosure and reporting processes.

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

Management believes that the material weaknesses set forth in item (2) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

KRANEM CORPORATION
d/b/a
LEARNINGWIRE.COM
(Registrant)

Signature	Title	Date

/s/ Stephen K. Smith	President, CEO and Director	May 14, 2010
Stephen K. Smith

/s/ Michael Grove	Chief Financial Officer	May 14, 2010
Michael Grove

/s/ Michael Grove	Chief Accounting Officer	May 14, 2010
Michael Grove