Form 10-Q
period 2010-06-30
KRANEM CORP
filed 2010-08-06
CIK 1309764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	4,267,125 shares
(Class)	(Outstanding as at August 6, 2010)

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

Kranem Corporation
(dba Learningwire.com)
(A Development Stage Company)
Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Assets

Current assets:
Cash	$46	$-

Total assets	$46	$-

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued liabilities	$13,242	$15,492
Indebtedness to related party	112,600	112,600
Total current liabilities	125,842	128,092

Total liabilities	125,842	128,092

Stockholders’ deficit:
Preferred stock, no par value; 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, no par value; 50,000,000 shares authorized,
4,267,125 shares issued and outstanding	74,230	74,230
Additional paid-in capital	157,310	147,710
Deficit accumulated during the development stage	(357,336)	(350,032)
Total stockholders’ deficit	(125,796)	(128,092)

Total liabilities and stockholders’ deficit	$46	$-

The accompanying notes are an integral part of these financial statements.

Kranem Corporation
(dba Learningwire.com)
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three months ended		Six Months Ended		From Inception
	June 30,		June 30,		(April 18, 2002) to
	2010	2009	2010	2009	June 30, 2010

Revenue	$-	$-	$-	$-	$6,703

Expenses:
Contract labor	-	-	-	-	21,435
Contributed rent	-	3,750	-	7,500	100,000
Depreciation	-	-	-	-	18,505
General and administrative expenses	15	-	15	-	22,132
Professional fees	6,289	2,105	7,289	5,936	98,787
Rent	-	-	-	-	16,250
Salaries	-	-	-	-	42,385
Selling, advertising and marketing	-	374	-	936	44,555
Total expenses	6,304	6,229	7,304	14,372	364,049

Other income:
Interest income	-	-	-	-	10
Total other income	-	-	-	-	10

Net loss	$(6,304)	$(6,229)	$(7,304)	$(14,372)	$(357,336)

Weighted average number of
common shares outstanding – basic	4,267,125	4,267,125	4,267,125	4,267,125

Net (loss) per share – basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Kranem Corporation
(dba Learningwire.com)
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the six months ended		From Inception
	June 30,		(April 18, 2002) to
	2010	2009	June 30, 2010

Operating activities
Net loss	$(7,304)	$(14,372)	$(357,336)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	-	-	18,505
Contributed rent	-	7,500	100,000
Changes in operating assets and liabilities:
(Decrease) Increase in accounts payable and accrued expenses	(2,250)	3,045	13,242
Net cash used by operating activities	(9,554)	(3,827)	(225,589)

Investing activities
Purchase of fixed assets	-	-	(18,505)
Net cash used by investing activities	-	-	(18,505)

Financing activities
Donated capital	9,600	3,827	57,310
Issuances of common stock	-	-	89,200
Payments for offering costs	-	-	(14,970)
Increase in notes payable – related party	-	-	119,850
Repayment of notes payable – related party	-	-	(7,250)
Net cash provided by financing activities	9,600	3,827	244,140

Net increase in cash	46	-	46
Cash – beginning	-	-	-
Cash – ending	$46	$-	$46

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Kranem Corporation
(dba Learningwire.com)
(a Development Stage Company)
Notes to Financial Statements
(Unaudited)

Note 1 – Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

Note 3 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The Company had an accumulated deficit of $357,336 as of June 30, 2010.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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
Notes to Financial Statements
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

Loss per share
Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of June 30, 2010.

Recent Accounting Pronouncements
In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855), amending guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended June 30, 2010. The adoption of this guidance did not have a material impact on our financial statements.

In March 2010, the FASB issued ASU No. 2010-11, "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives" (codified within ASC 815 - Derivatives and Hedging). ASU 2010-11 improves disclosures originally required under SFAS No. 161. ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-11 is not expected to have any material impact on our financial position, results of operations or cash flows.

In April 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition" (codified within ASC 605 - Revenue Recognition). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-17 is not expected to have any material impact on our financial position, results of operations or cash flows.

Kranem Corporation
(dba Learningwire.com)
(a Development Stage Company)
Notes to the Financial Statements
Unaudited

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

Kranem Corporation
(dba Learningwire.com)
(a Development Stage Company)
Notes to the Financial Statements
Unaudited

Note 5 – Stockholders’ equity (continued)

From May 1, 2003 through December 31, 2009, a director contributed office space to the Company.  The office space is considered to be valued at $1,250 per month based on management’s estimate of the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.  As of December 31, 2009, the Company no longer utilizes this office space.  During the six months ended June 30, 2010 and 2009, contributed rent was $0 and $7,500, respectively.

Through the six months ended June 30, 2010, two non affiliates of the Company contributed capital in the amount of $9,600.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

As of June 30, 2010, there have been no other issuances of common stock.

Note 6 – Warrants and options

As of June 30, 2010, there were no warrants or options outstanding to acquire any additional shares of common stock.

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
Notes to the Financial Statements
Unaudited

Note 7 – Related party transactions (continued)

Through the year ended December 31, 2008, affiliates of the Company contributed capital in the amount of $15,150.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

From May 1, 2003 through December 31, 2009, a director contributed office space to the Company.  The office space is considered to be valued at $1,250 per month based on management’s estimate of the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.  As of December 31, 2009, the Company no longer utilizes this office space.  During the six months ended June 30, 2010 and 2009, contributed rent was $0 and $7,500, respectively.

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

Management’s Discussion and Analysis and Results of Operation

Kranem Corporation was formed on April 18, 2002 with the purpose of offering office and office supply products to businesses, educational institutions, government agencies and individuals.  However, we have been materially inactive since approximately 2006.  During the quarters ended June 30, 2010 and 2009, we did not generate any revenues.  Revenues from our inception to June 30, 2010 were $6,703.

In the three months ended June 30, 2010, total expenses were $6,304, composed of $15 in general and administrative expenses related to office expenditures and $6,289 in professional fees incurred in an effort to maintain our reporting status with the Securities and Exchange Commission.  In comparison, total expenses were $6,229 in the three month period ended June 30, 2009, made up of $3,750 in rent contributed by a director of the Company, $2,105 in professional fees and $374 in selling, advertising and marketing expenses.

During the six month period ended June 30, 2010, our total expenses were $7,304, consisting of $7,289 in professional fees and $15 in office expenses.  In the comparable six months ended June 30, 2009, our total expenses were $14,372, of which $7,500 was in contributed rent expense, $5,936 in professional fees incurred and $936 in selling, advertising and marketing expenses.  The reduction in overall expenditures from 2009 to 2010 is related to the cessation of our arrangement with a director for the use of office space at a rate $1,250 per month, as well as the discontinued use of Internet hosting that was being billed to us at a rate of $187 per month.

Since our inception, aggregate expenses were $364,049.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

Due to our lack of revenues in recent periods, our net losses for the three months ended June 30, 2010 and 2009 were $6,304 and $6,229, respectively.  In the comparable six month periods ended June 30, 2010 and 2009, we incurred net losses of $7,304 and $14,372, respectively.  Our net loss since inception was $357,336.  We are unable to predict if and when we will begin to generate revenues or stem our losses.  However, our management does anticipate ongoing losses for at least the next 12 months.  There is significant uncertainty projecting future profitability due to our relatively short operating period, our history of losses and lack of revenues.  No development related expenses have been or will be paid to any of our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.  We have no customers or any revenue streams, thus, we anticipate incurring net losses for the foreseeable future.

We are unable to predict if and when we will begin to generate revenues sufficient to stem our losses.  However, our management does anticipate ongoing losses for at least the next 12 months.  There is significant uncertainty projecting future profitability due to our relatively short operating period, our history of losses and lack of revenues.  To date, we had limited operations and minimal funds with which to finance our operations.  We have minimal assets, in the amount of $46, and have total liabilities in the amount of $125,842.  Thus, we are in a precarious financial position and rely exclusively upon capital obtained from affiliates and non-related parties.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in our annual report.  If our business fails, our investors may face a complete loss of their investment.

Over the past three years, we have conducted minimal operations due to lack of focus and financing, as well as the general economy going into a recessionary state.  As of January 1, 2010, our management has concluded that the best course of action would be to raise capital through sales of our common equity for cash to reinvigorate our proposed business.  We have consulted with third parties to access financing up to approximately $500,000.  However, we have no binding or definitive agreements with any parties to raise any such funds, and as of the date of this quarterly report, we have not received any monies.  In the event we are able to secure operating capital, we intend to do the following:

1.
Reconstitute our arrangements with suppliers such as Ingram Micro and U.S. Stationers, with whom we had informal, non-exclusive relationships to acquire inventory.  We have not made any progress reestablishing contact with our prior suppliers and cannot provide assurances that we will be able to do so.

2.
Develop a marketing and advertising strategy with which to generate awareness of our company and proposed product lines to business and educational institutions.  Since we currently have no saleable inventory, or capital with which to develop a marketing strategy, we have made no attempts to achieve this milestone.

3.
Assemble a commissioned sales force initially in the Denver, Colorado area, with the goal to expand in to regions of Texas and Southern California.  Until we obtain sufficient financing to pursue our growth strategy, we have no products to sell and, therefore, do not require sales personnel.

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

Controls and Procedures

Under the direction, and with the participation, of Learningwire's management, Learningwire carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2010.  Learningwire maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and that such information is accumulated and communicated to Learningwire's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Learningwire's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives.

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

As of June 30, 2010, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses:

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

KRANEM CORPORATION
d/b/a
LEARNINGWIRE.COM
(Registrant)

Signature	Title	Date

/s/ Stephen K. Smith	President, CEO and Director	August 6, 2010
Stephen K. Smith

/s/ Michael Grove	Chief Financial Officer	August 6, 2010
Michael Grove

/s/ Michael Grove	Chief Accounting Officer	August 6, 2010
Michael Grove