Form 10-Q
period 2010-09-30
KRANEM CORP
filed 2010-11-12
CIK 1309764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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
Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that ht registrant was required to submit and post such files).  Yes [   ]   No [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	4,267,125 shares
(Class)	(Outstanding as at November 1, 2010)

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

Kranem Corporation
(dba Learningwire.com)
(A Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Assets

Current assets:
Cash	$161	$-

Total assets	$161	$-

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued liabilities	$13,742	$15,492
Indebtedness to related party	112,600	112,600
Total current liabilities	126,342	128,092

Total liabilities	126,342	128,092

Stockholders’ deficit:
Preferred stock, no par value; 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, no par value; 50,000,000 shares authorized,
4,267,125 shares issued and outstanding	74,230	74,230
Additional paid-in capital	158,460	147,710
Deficit accumulated during the development stage	(358,871)	(350,032)
Total stockholders’ deficit	(126,181)	(128,092)

Total liabilities and stockholders’ deficit	$161	$-

The accompanying notes are an integral part of these financial statements.

Kranem Corporation
(dba Learningwire.com)
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three months ended		Nine Months Ended		From Inception
	September 30,		September 30,		(April 18, 2002) to
	2010	2009	2010	2009	September 30, 2010

Revenue	$-	$-	$-	$-	$6,703

Expenses:
Contract labor	-	-	-	-	21,435
Contributed rent	-	3,750	-	11,250	100,000
Depreciation	-	-	-	-	18,505
General and administrative expenses	35	-	50	-	22,167
Professional fees	1,500	800	8,789	6,870	100,287
Rent	-	-	-	-	16,250
Salaries	-	-	-	-	42,385
Selling, advertising and marketing	-	187	-	749	44,555
Total expenses	1,535	4,737	8,839	18,869	365,584

Other income:
Interest income	-	-	-	-	10
Total other income	-	-	-	-	10

Net loss	$(1,535)	$(4,737)	$(8,839)	$(18,758)	$(358,871)

Weighted average number of
common shares outstanding – basic	4,267,125	4,267,125	4,267,125	4,267,125

Net (loss) per share – basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Kranem Corporation
(dba Learningwire.com)
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the nine months ended		From Inception
	September 30,		(April 18, 2002) to
	2010	2009	September 30, 2010

Operating activities
Net loss	$(8,839)	$(18,922)	$(358,871)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	-	-	18,505
Contributed rent	-	11,250	100,000
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	(1,750)	1,256	13,742
Net cash used by operating activities	(10,589)	(6,363)	(226,624)

Investing activities
Purchase of fixed assets	-	-	(18,505)
Net cash used by investing activities	-	-	(18,505)

Financing activities
Donated capital	10,750	6,363	58,460
Issuances of common stock	-	-	89,200
Payments for offering costs	-	-	(14,970)
Increase in notes payable – related party	-	-	119,850
Repayment of notes payable – related party	-	-	(7,250)
Net cash provided by financing activities	10,750	6,363	245,290

Net increase in cash	161	-	161
Cash – beginning	-	-	-
Cash – ending	$161	$-	$161

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

Note 3 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The Company had an accumulated deficit of $358,871 as of September 30, 2010.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Loss per share
Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of September 30, 2010.

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

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-18 (ASU 2010-18), Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset-a consensus of the FASB Emerging Task Force. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The amendments are to be applied prospectively. Early application is permitted.  The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-15 (ASU 2010-15), Financial Services- Insurance (Topic 944): How Investments held through Separate Accounts Affect an Insurer's Consolidation Analysis of Those Investments-a consensus of the  FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010.  Early adoption is permitted.  The amendments in this Update should be applied retrospectively to all prior periods upon the date of adoption.  The Company does not expect the provisions of ASU 2010-15 to have a material effect on the financial position, results of operations or cash flows of the Company.

Kranem Corporation
(dba Learningwire.com)
(a Development Stage Company)
Notes to the Financial Statements
Unaudited

Note 4 – Accounting policies and procedures (continued)

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-20 (ASU 2010-20), Receivables (Topic 310): Foreign Currency Issues: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effecting for interim and annual reporting periods beginning on or after December 15, 2010.  The Company does not expect the provisions of ASU 2010-20 to have a material effect on the financial position, results of operations or cash flows of the Company.

The company evaluated all of the other recent accounting pronouncements through ASU 2010-20 and deemed that they would not have a material effect on the financial position, results of operations or cash flows of the Company.

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

From May 1, 2003 through December 31, 2009, a director contributed office space to the Company.  The office space is considered to be valued at $1,250 per month based on management’s estimate of the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.  As of December 31, 2009, the Company no longer utilizes this office space.  During the three and nine months ended September 30, 2010 and 2009, contributed rent was $0 and $3,750 and $0 and $11,250, respectively.  From inception (April 18, 2002) to September 30, 2010 contributed rent was $100,000.

Through the nine months ended September 30, 2010, two non affiliates of the Company contributed capital in the amount of $10,750.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

As of September 30, 2010, there have been no other issuances of common stock.

Note 6 – Warrants and options

As of September 30, 2010, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

From May 1, 2003 through December 31, 2009, a director contributed office space to the Company.  The office space is considered to be valued at $1,250 per month based on management’s estimate of the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.  As of December 31, 2009, the Company no longer utilizes this office space.  During the three and nine months ended September 30, 2010 and 2009 and from inception (April 18, 2002) to September 30, 2010, contributed rent was $0 and $3,750, $0 and $11,250 and $100,000, respectively.

Since the inception of the Company on April 18, 2002, the Company has borrowed funds from a shareholder, who is also current President, CEO and director, for working capital.  At the year ended December 31, 2006, the Company was indebted to this affiliate in the amount of $112,600.  There were no additional proceeds received or payments against the liability during the years ended December 31, 2009 and 2008.  The advances are non-interest bearing and are due on demand.

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

Management’s Discussion and Analysis and Results of Operation

Kranem Corporation was formed on April 18, 2002 with the purpose of offering office supply products to businesses, educational institutions, government agencies and individuals.  However, we have been materially inactive since approximately 2006.  During the quarters ended September 30, 2010 and 2009, we did not generate any revenues.  Revenues from our inception to September 30, 2010 were $6,703.

In the three months ended September 30, 2010, total expenses were $1,535, composed of $35 in general and administrative expenses related to office expenditures and $1,500 in professional fees incurred in an effort to maintain our reporting status with the Securities and Exchange Commission.  In comparison, total expenses were $4,737 in the three month period ended September 30, 2009, made up of $3,750 in rent contributed by a director of the Company, $187 in selling, advertising and marketing expenses and $800 in professional fees related to accounting services provided during the period.

During the nine month period ended September 30, 2010, our total expenses were $8,839, consisting of $8,789 in professional fees and $50 in office expenses.  In the comparable nine months ended September 30, 2009, our total expenses were $18,869, of which $11,250 was in contributed rent expense, $6,870 in professional fees incurred and $749 in selling, advertising and marketing expenses.  The reduction in overall expenditures from 2009 to 2010 is related to the cessation of our arrangement with a director for the use of office space at a rate $1,250 per month, as well as the discontinued use of Internet hosting that was being billed to us at a rate of $187 per month.

Since our inception, aggregate expenses were $365,584.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

Due to our lack of revenues in recent periods, our net losses for the three months ended September 30, 2010 and 2009 were $1,535 and $4,737, respectively.  In the comparable nine month periods ended September 30, 2010 and 2009, we incurred net losses of $8,839 and $18,758, respectively.  Our net loss since inception was $358,871.  We are unable to predict if and when we will begin to generate revenues or stem our losses.  However, our management does anticipate ongoing losses for at least the next 12 months.  There is significant uncertainty projecting future profitability due to our relatively short operating period, our history of losses and lack of revenues.  No development related expenses have been or will be paid to any of our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.  We have no customers or any revenue streams, thus, we anticipate incurring net losses for the foreseeable future.

We are unable to predict if and when we will begin to generate revenues sufficient to stem our losses.  However, our management does anticipate ongoing losses for at least the next 12 months.  There is significant uncertainty projecting future profitability due to our relatively short operating period, our history of losses and lack of revenues.  To date, we had limited operations and minimal funds with which to finance our operations.  We have minimal assets, in the amount of $161, and have total liabilities in the amount of $126,342.  Thus, we are in a precarious financial position and rely exclusively upon capital obtained from affiliates and non-related parties.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in our annual report.  If our business fails, our investors may face a complete loss of their investment.

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

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

KRANEM CORPORATION
d/b/a
LEARNINGWIRE.COM
(Registrant)

Signature	Title	Date

/s/ Stephen K. Smith	President, CEO and Director	November 12, 2010
Stephen K. Smith

/s/ Michael Grove	Chief Financial Officer	November 12, 2010
Michael Grove

/s/ Michael Grove	Chief Accounting Officer	November 12, 2010
Michael Grove