Form 10-K
period 2010-12-31
KRANEM CORP
filed 2011-03-25
CIK 1309764

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2010
    OR
( ) TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                          Commission File No. 000-53563

                               KRANEM CORPORATION
                                      d/b/a
                                LEARNINGWIRE.COM
                        --------------------------------
             (Exact name of registrant as specified in its charter)

        Colorado                                      02-0585306
 --------------------------------        ------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)


    5300 Cherry Creek, Unit 1328
      Denver, Colorado                                       80246
   --------------------------------------                   --------
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

Large accelerated filer  [  ]                   Accelerated filer  [ ]

Non-accelerated filer  [  ]                     Smaller reporting company  [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): [X ] Yes [ ] No

The aggregate market value of the voting stock held by non-affiliates of the Company on June 30, 2010 was -0-.

As of March 15, 2011, the Company had 4,267,125 issued and outstanding shares of common stock.

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

      As of March 15, 2011 Learningwire did not have any offices or any employees.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

     Not applicable.

ITEM 2.  PROPERTIES

     None.

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

     The common stock of Learningwire was quoted on the OTC Bulletin Board under the symbol "KRAN". However, as of March 11, 2011, the shares of Learningwire have not traded.

     As of March 15, 2011 Learningwire had 4,267,125 outstanding shares of common stock and 45 shareholders of record.

     Holders of common stock are entitled to receive dividends as may be declared by the Board of Directors. The Board of Directors is not obligated to declare a dividend, and it is not anticipated that future dividends will be paid.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Learningwire is not active. Between its inception in April 2002 and December 31, 2010, Learningwire's revenues have only been $6,703.

     During the period from inception (April 18, 2002) through December 31, 2010, Learningwire's operations used $229,392 in cash and Learningwire purchased $18,505 of equipment. Capital was provided by the sale of Learningwire's common stock to Learningwire's officers, directors and public and private investors as well as loans and capital contributions from Learningwire's President.

     Learningwire has no means to generate revenue necessary to pay its obligations to regulatory bodies, directors, accountants and lawyers. Management continues to pursue other business opportunities, including merger opportunities with other businesses which may result in a reverse-take-over of Learningwire. However, there is no guarantee that management will be successful in these endeavors.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the financial statements attached to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On January 19, 2010 Learningwire hired De Joya Griffith & Company, LLC as its new independent auditors. De Joya Griffith & Company, LLC replaced Cordovano and Honeck which had previously audited the Company's financial statements.

     See   Learningwire's   8-K  report  dated  January  19,  2010  for  further
information.

ITEM 9A. CONTROLS AND PROCEDURES

     Under the direction and with the participation of Learningwire's principal and executive financial officers, Learningwire carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2010. Learningwire maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and that such information is accumulated and communicated to Learningwire's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Learningwire's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on this evalution, Learningwire's principal executive and financial officers concluded that Learningwire's disclosure controls and procedures were effective.

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

     Learningwire's management evaluated the effectiveness of its internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of Learningwire's internal control over financial reporting and testing of the operational effectiveness of those controls.

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

     Based  on  this  evaluation,   Learningwire's   management  concluded  that
Learningwire's internal control over financial reporting was effective as of December 31, 2010.

     There was no change in Learningwire's internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, Learningwire's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

     None.

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name              Age       Title
----              ---       -----
Stephen K. Smith   69       President and a Director
Michael Grove      66       Secretary, Treasurer and Principal Financial Officer

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

     Learningwire  believes  that  Mr.  Smith's  longstanding   experience  with
Learningwire qualifies him to serve as a director.

     Learningwire's directors are elected to hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. Learningwire's executive officers are elected by the Board of Directors and hold office until resignation or removal by the Board of Directors.

     None of Learningwire's directors are independent as that term is defined in section 803 of the listing standards of the NYSE AMEX. Learningwire does not have a compensation or an audit committee.

     Learningwire has not adopted a code of ethics applicable to its principal executive, financial and accounting officers and persons performing similar functions. Learningwire does not believe a code of ethics is needed at this time since Learningwire has only two officers.

Compensation Committee Interlocks and Insider Participation.

     Learningwire directors acts as its compensation committee.

     During the year ended December 31, 2010, no officer of Learningwire was also a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as a director of Learningwire or as a member of Learningwire's compensation committee.

Section 16(b) Compliance

     On January 20, 2009, Learningwire filed a Form 8-A registering its common stock under section 12(g) of the Securities Exchange Act of 1934 and subjecting Learningwire's directors, officers and beneficial holders of 10% or greater of Learningwire's common stock (the "Principal Shareholders") to section 16(a) of the Exchange Act.

     Section 16(a) required Learningwire's directors, officers and Principal Shareholders to file a Form 3, Initial Statement of Beneficial Ownership of Securities, on January 20, 2009, the day that Learningwire's registration under
Section 12(g) of the Exchange Act became effective. Section 16(a) also requires Learningwire's directors, officers and Principal Shareholders to file a Form 4, Statement of Changes of Beneficial Ownership of Securities within two business days of a transaction that changes such director's, officer's or Principal Shareholder's beneficial ownership in Learningwire's common stock and a Form 5, Annual Statement of Beneficial Ownership of Securities within 45 days after the end of Learningwire's fiscal year if a Form 3 or Form 4 was not filed on a timely basis.

     On January 20, 2009 Stephen K. Smith was Learningwire's sole director and the President of Learningwire and Michael Grove was the Secretary, Treasurer and Principal Financial Officer of Learningwire. Both Mr. Smith and Mr. Grove have not filed Form 3s reporting their beneficial ownership of Learningwire's common stock.

     On January 20, 2009 Anne Brady was the beneficial owner of 13% of Learningwire's common stock. Ms. Brady has not filed a Form 3 reporting her beneficial ownership of Learningwire's common stock.

     As of March 11, 2011 Mr. Smith, Mr. Grove and Ms. Brady have not filed Form 5s reporting their annual beneficial ownership of Learningwire's common stock.

     Mr. Smith, Mr. Grove and Ms. Smith have not been required to file any Form 4s.

[Note that upon filing of the 8-A12G, the officers/directors became obligated to file Forms 3 and 4]

ITEM 11.    EXECUTIVE COMPENSATION

     The following table shows in summary form the compensation received by the President of Learningwire during the two fiscal years ended December 31, 2010. None of Learningwire's officers have ever received in excess of $100,000 in compensation during any fiscal year.

                                                                 All
   Name and                               Restricted            Other
  Principal                Fiscal            Stock   Options   Compen-
  Position         Year    Salary  Bonus    Awards   Awards     sation    Total
 ----------        ----    ------  -----    ------   ------     ------    -----
Stephen Smith,     2010        --    --        --        --        --       --
  President        2009        --    --        --        --        --       --

     Learningwire does not have any consulting or employment agreements with any of its officers or directors.

     Learningwire has not granted any stock options as of January 31, 2011.

     Learningwire's director does not receive any compensation for his services as a director.

     Long-Term Incentive Plans. Learningwire does not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans.

     Employee Pension, Profit Sharing or other Retirement Plans. Learningwire does not have a defined benefit, pension plan, profit sharing or other retirement plan, although it may adopt one or more of such plans in the future.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table shows the ownership of Learningwire's common stock as of March 15, 2011, by each shareholder known by Learningwire to be the beneficial owner of more than 5% of Learningwire's outstanding shares, each director and executive officer of Learningwire and all directors and executive officers as a group. Except as otherwise indicated, each shareholder has sole voting and investment power with respect to the shares they beneficially own.

                                        Shares
     Name and Address of             Beneficially           Percent of
      Beneficial Owner                  Owned                  Class
----------------------------------   ------------           ----------

Stephen K. Smith                       2,250,000                  53%
5425 Petticoat Lane
Austin, TX 78746

Michael Grove                            225,000                 5.3%
4540 Nelson Dr.
Broomfield, CO 80020

All Executive Officers and             2,475,000                  58%
Directors as a group (two persons)

5% Shareholders

Anne Brady                               562,500                  13%
7170 Calabria Ct.
Unit F
San Diego, CA 92122

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

     As of December 31, 2010 Stephen Smith, Learningwire's President, had advanced $112,600, net of repayments, to Learningwire. These advances do not bear interest, are unsecured and are due on demand.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

     De Joya Griffith & Company, LLC audited Learningwire's financial statements for the years ended December 31, 2010 and 2009. The following table shows the fees billed to Learningwire for the years ended December 31, 2009 by De Joya Griffith & Company.


                                                         2010      2009
                                                         ----      ----
                  Audit Fees                           $8,500     $8,500
                  Audit Related Fees                       --         --
                  Design and Implementation Fees           --         --

     Audit fees represent amounts billed for professional services rendered for the audit of Learningwire's annual financial statements and for reviewing unaudited financial statements included in Learningwire's 10-Q reports. Before De Joya Griffith & Company was engaged by Learningwire to render audit services, the engagement was approved by Learningwire's Directors.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

 Exhibit
 Number     Exhibit Name
 ------     -------------

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

   32       Section 1350 Certifications


(1) Incorporated by reference to the same exhibit filed with Learningwire's Registration Statement on Form SB-2 (Commission File # 333-121072).

             Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
Kranem Corporation d/b/a Learningwire.com

We have audited the accompanying balance sheets of Kranem Corporation d/b/a Learningwire.com (A Development Stage Company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended and from inception (April 18, 2002) to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kranem Corporation d/b/a Learningwire.com (A Development Stage Company) as of December 31, 2010, and the results of their operations and cash flows for the year then ended and from inception (April 18, 2002) to December 31, 2010 in conformity with PersonNameaccounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC
/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
February 25, 2011


Henderson, Nevada


-------------------------------------------------------------------------------

                 2580 Anthem Village Drive, Henderson, NV 89052
                Telephone (702) 563-1600 Facsimile (702) 920-8049

                               Kranem Corporation
                             (dba Learningwire.com)
                          (A Development Stage Company)
                                 Balance Sheets
                                   (Audited)

                                             December 31,    December 31,
                                                2010            2009
                                             ------------  --------------
Assets

Current assets
   Cash                                    $         143   $           -
                                           --------------  --------------

Total assets                               $         143   $           -
                                           ==============  ==============

Liabilities and Stockholders' Deficit

Current liabilities
   Accounts payable and accrued
     liabilities                           $      11,692   $      15,492
   Indebtedness to related parties               112,600         112,600
                                           --------------  --------------
      Total current liabilities                  124,292         128,092
                                           --------------  --------------

Total liabilities                                124,292         128,092
                                           --------------  --------------

Stockholders' deficit
  Preferred stock, no par value,
    10,000,000 shares authorized, no
    shares issued and outstanding
  Common stock, no par value, 50,000,000
    shares authorized, 4,267,125 shares
    issued and outstanding                        74,230          74,230
  Additional paid-in capital                     161,210         147,710
  Deficit accumulated during development
    stage                                      (359,589)        (350,032)
                                           --------------  --------------
Total stockholders' deficit                    (124,149)        (128,092)
                                           --------------  --------------

Total liabilities and stockholders'
 deficit                                   $        143     $         -
                                           ==============  ==============



         The accompanying notes are an integral part of these financial statements.

                                       F2

                               Kranem Corporation
                             (dba Learningwire.com)
                          (A Development Stage Company)
                            Statements of Operations
                                   (Audited)

                                             For the years ended            Inception
                                                 December 31,           (April 18, 2002) to
                                           -------------------------
                                              2010         2009           December 31, 2010
                                           -----------  ------------     ------------------

Revenue                                      $      -      $      -          $       6,703
                                           -----------  ------------       ----------------

Expenses:
   Depreciation                                     -             -                 18,505
   Contract labor                                   -             -                 21,435
   Contributed rent                                 -        15,000                100,000
   General and administrative expenses             67             -                 22,184
   Professional fees                            9,490         9,736                100,988
   Rent                                             -             -                 16,250
   Salaries                                         -             -                 42,385
   Selling, advertising and marketing               -           936                 44,555
                                           -----------  ------------       ----------------
      Total expenses                            9,557        25,672                366,302
                                           -----------  ------------       ----------------
Other income
   Interest income                                  -             -                     10
                                           -----------  ------------       ----------------
      Total other income                            -             -                     10
                                           -----------  ------------       ----------------


Net loss                                   $   (9,557)   $  (25,672)         $    (359,589)
                                           ===========  ============       ================

Weighted average number of
  common shares outstanding - basic         4,267,125     4,267,125
                                           ===========  ============

Net loss per share-basic                      $(0.00)       $(0.01)
                                           ===========  ============

         The accompanying notes are an integral part of these financial statements.

                                       F3

                               Kranem Corporation
                             (dba Learningwire.com)
                          (A Development Stage Company)
                       Statements of Stockholders' Deficit
                                   (Audited)


                                                            Deficit
                                                           Accumulated
                                Common Stock    Additional   During        Total
                              ----------------
                                                 Paid-in   Development  Stockholders'
                               Shares   Amount   Capital     Stage        Deficit
                              ----------------------------------------------------

Net loss                              -      $-        $-   $(32,091)     $(32,091)
                              ----------------------------------------------------

Balance, December 31, 2002            -       -         -    (32,091)      (32,091)
                              ----------------------------------------------------

Contributed rent, 2003                -       -    10,000          -        10,000

Net loss                              -       -         -    (75,682)      (75,682)
                              ----------------------------------------------------

Balance, December 31, 2003            -       -    10,000   (107,773)      (97,773)
                              ----------------------------------------------------

January 2004
  Founders shares
  $0.02 (pre-split price)
  per share                   2,250,000  10,000         -          -        10,000

January 2004
  $0.04 (pre-split price)
  per share                     562,500   5,000         -          -         5,000

February 2004
  Private placement
  $0.20 (pre-split price)
  per share less $10,180
  offering costs                966,375  32,770         -          -        32,770

February 2004
  $0.009 per share              225,000   2,000         -          -         2,000

Contributed rent, 2004                -       -    15,000          -        15,000

Net loss                              -       -         -    (68,959)      (68,959)
                              ----------------------------------------------------

Balance, December 31, 2004    4,003,875  49,770    25,000   (176,732)     (101,962)
                              ----------------------------------------------------

September 2005
  Private placement
  $0.50 (pre-split price)
  per share less $4,790
  offering costs                263,250  24,460         -          -        24,460

Contributed rent, 2005                -       -    15,000          -        15,000

Net loss                              -       -         -    (42,752)      (42,752)
                              ----------------------------------------------------

Balance, December 31, 2005    4,267,125  74,230    40,000   (219,484)     (105,254)
                              ----------------------------------------------------

Donated capital, 2006                 -       -     6,790          -         6,790

Contributed rent, 2006                -       -    15,000          -        15,000

Net loss                              -       -         -    (35,022)      (35,022)
                              ----------------------------------------------------

Balance, December 31, 2006    4,267,125  74,230    61,790   (254,506)     (118,486)
                              ----------------------------------------------------



Donated capital, 2007                 -       -    18,600          -        18,600

Contributed rent, 2007                -       -    15,000          -        15,000

Net loss                              -       -         -    (39,028)      (39,028)
                              ----------------------------------------------------

Balance, December 31, 2007    4,267,125  74,230    95,390   (293,534)     (123,914)
                              ----------------------------------------------------

Donated capital, 2008                 -       -    15,150          -        15,150

Contributed rent, 2008                -       -    15,000          -        15,000

Net loss                              -       -         -    (30,826)      (30,826)
                              ----------------------------------------------------

Balance, December 31, 2008    4,267,125  74,230   125,540   (324,360)     (124,590)
                              ----------------------------------------------------

Donated capital, 2009                 -       -     7,170          -         7,170

Contributed rent, 2009                -       -    15,000          -        15,000

Net loss                              -       -         -    (25,672)      (25,672)
                              ----------------------------------------------------

Balance, December 31, 2009    4,267,125 $74,230  $147,710  $(350,032)    $(128,092)
                              ====================================================

Donated capital, 2010                 -       -    13,500          -        13,500

Net loss                              -       -         -     (9,557)       (9,557)
                              ----------------------------------------------------

Balance, December 31, 2010    4,267,125 $74,230  $161,760  $(359,589)    $(124,149)
                              ====================================================



         The accompanying notes are an integral part of these financial statements.

                                       F5

                               Kranem Corporation
                             (dba Learningwire.com)
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Audited)


                                             For the years ended        Inception
                                                December 31,       (April 18, 2002) to
                                            ------------------------------------------
                                             2010         2009      December 31, 2010
                                           ----------  ------------ -----------------

Operating activities

Net loss                                   $ (9,557)      $(25,672)     $  (359,589)
Adjustments to reconcile net loss to
   net cash (used) by operating
   activities:
      Depreciation                                 -             -           18,505
      Contributed rent                             -        15,000          100,000
Changes in operating assets and liabilities:
   Increase in accounts payable and
     accrued expenses                         (3,800)        3,502           11,692
                                           ----------  ------------  ---------------
Net cash (used) by operating activities      (13,357)       (7,170)        (229,392)
                                           ----------  ------------  ---------------
Investing activities
   Purchase of fixed assets                        -             -         (18,505)
                                           ----------  ------------  ---------------
Net cash (used) by investing activities            -             -         (18,505)
                                           ----------  ------------  ---------------

Financing activities
   Donated capital                            13,500         7,170           61,210
   Issuances of common stock                       -             -           89,200
   Payments for offering costs                     -             -          (14,970)
   Increase in notes payable - related
     party                                         -             -          119,850
   Repayment of notes payable - related
     party                                         -             -           (7,250)
                                           ----------  ------------  ---------------
Net cash provided by financing
  activities                                  13,500         7,170          248,040
                                           ----------  ------------  ---------------

Net increase (decrease) in cash                  143             -               143
Cash - beginning                                   -             -                 -
                                           ----------  ------------  ---------------
Cash - ending                                $   143        $    -      $        143
                                           ==========  ============  ===============
Supplemental disclosures:
   Interest paid                             $     -        $    -      $          -
                                           ==========  ============  ===============
   Income taxes paid                         $     -        $    -      $          -
                                           ==========  ============  ===============


         The accompanying notes are an integral part of these financial statements.

                                       F6

                               Kranem Corporation
                             (dba Learningwire.com)
                          (A Development Stage Company)
                      Notes to Audited Financial Statements

Note 1 - History and organization of the company

The Company was organized April 18, 2002 (Date of Inception) under the laws of the State of Colorado, as Kranem Corporation. The Company operates under its tradename, "Learningwire.com," which is registered with the State of Colorado. The Company is authorized to issue up to 50,000,000 shares of its common stock with no par value and up to 10,000,000 shares of preferred stock with no par value.

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

The Company has limited operations and in accordance with FASB ASC 915-10, "Development Stage Entities," the Company is considered a development stage company.

Note 2 - Accounting policies and procedures

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

Cash and cash equivalents
For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

General and administrative expenses
The significant components of general and administrative expenses consist of rent, sales and marketing expenses, legal and professional fees.

Earnings per share
The Company follows ASC Topic 260 to account for the earnings per share. Basic earning per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock
equivalents,   if  any,  are  anti-dilutive  they  are  not  considered  in  the computation.


                                       F7

                               Kranem Corporation
                             (dba Learningwire.com)
                          (A Development Stage Company)
                      Notes to Audited Financial Statements

Note 2 - Accounting policies and procedures (continued)

Income Taxes
The Company follows FASB ASC 740-10, "Income Taxes" for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2010, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material affect on the Company.

The  Company  does  not  anticipate  any   significant   changes  to  its  total
unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2010 and 2009, no income tax expense has been incurred.

The Company evaluated all recent accounting pronouncements issued since December 31, 2009 and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

                                       F8

                               Kranem Corporation
                             (dba Learningwire.com)
                          (A Development Stage Company)
                      Notes to Audited Financial Statements
Note 3 - Going concern

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company's ability to continue as a going concern is dependent upon its ability to consummate a merger or acquisition, generate sufficient cash flow to meet obligations on a timely basis, and ultimately to attain profitability. The Company has obtained working capital through equity offerings and management plans to obtain additional funding through equity or debt financings in the future. The Company's president and shareholders have also funded the Company's operations with working capital advances and capital contributions; however, no directors, officers or shareholders have committed to fund the Company's operations or to make loans or other financing arrangements available to the Company. There is no assurance that the Company will be successful in its efforts to raise additional working capital or achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 4 - Income taxes

For the years ended December 31, 2010 and 2009, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2010 and 2009, the Company had approximately $359,589 and $350,032 of federal and state net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2027. The provision for income taxes consisted of the following components for the year ended December 31:

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

                                            December 31,
                                           2010         2009
                                      -------------------------
Deferred tax assets:
  Net operating loss carryforwards        125,586      122,511
  Valuation allowance                    (125,586)    (122,511)
                                      -------------------------
    Total deferred tax assets           $      -0-   $      -0-
                                      =========================

The valuation allowance for deferred tax assets as of December 31, 2010 and 2009 was $125,586 and $122,511, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2010 and 2009, and recorded a full valuation allowance.

                                       F9

                               Kranem Corporation
                             (dba Learningwire.com)
                          (A Development Stage Company)
                      Notes to Audited Financial Statements


Note 4 - Income taxes (continued)

  Reconciliation           between the statutory rate and the effective tax rate
                           is as follows at December 31:

                                            2010 & 2009
                                            -----------
        Federal statutory rate                  (35.0)%
        State taxes, net of federal benefit     (0.00)%
        Change in valuation allowance             35.0%
        Effective tax rate                         0.0%
                                            ===========

Note 5 - Stockholders' equity

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

                               Kranem Corporation
                             (dba Learningwire.com)
                          (A Development Stage Company)
                      Notes to Audited Financial Statements

Note 5 - Stockholders' equity (continued)

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

Through the year ended December 31, 2010, two non affiliates of the Company contributed capital in the amount of $13,500. The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

From May 1, 2003 through December 31, 2009, a director contributed office space to the Company. The office space is considered to be valued at $1,250 per month based on management's estimate of the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital. As of December 31, 2009, the Company no longer utilizes this office space. During the years ended December 31, 2010 and 2009, contributed rent was $0 and $15,000, respectively. From inception (April 18, 2002) to December 31, 2010 contributed rent was $100, 000.

As of December 31, 2010, there have been no other issuances of common stock.

Note 6 - Warrants and options

As of December 31, 2010, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 7 - Related party transactions

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


                                       F11

                               Kranem Corporation
                             (dba Learningwire.com)
                          (A Development Stage Company)
                      Notes to Audited Financial Statements

Note 7 - Related party transactions (continued)

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

Through the year ended December 31, 2010, two non affiliates of the Company contributed capital in the amount of $13,500. The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

From May 1, 2003 through December 31, 2009, a director contributed office space to the Company. The office space is considered to be valued at $1,250 per month based on management's estimate of the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital. As of December 31, 2009, the Company no longer utilizes this office space. During the years ended December 31, 2010 and 2009, contributed rent was $0 and $15,000, respectively. From inception (April 18, 2002) to December 31, 2010, contributed rent was $100,000.

Since the inception of the Company on April 18, 2002, the Company has borrowed funds from a shareholder, who is also current President, CEO and director, for working capital. At December 31, 2008, the Company was indebted to this affiliate in the amount of $112,600. There were no additional proceeds received or payments against the liability during the years ended December 31, 2010 and 2009. The advances are non-interest bearing and are due on demand.

                                      F12

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     KRANEM CORPORATION dba LEARNINGWIRE.COM

March 17, 2011                   By: /s/ Stephen K. Smith
                                     -------------------------------------
                                     Stephen K. Smith, President and
                                     Chief Executive Officer




     In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                            Title                      Date
---------                            -----                      ----

/s/ Stephen K. Smith               President, Chief           March 17, 2011
-------------------------          Executive Officer and
Stephen K. Smith                   a Director


/s/ Michael Grove                  Principal Financial         March 21, 2011
-------------------------          and Accounting Officer
Michael Grove

                               KRANEM CORPORATION

                                    FORM 10-K

                                    EXHIBITS