Form 10-Q
period 2011-03-31
KRANEM CORP
filed 2011-05-13
CIK 1309764

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2011

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                 For the transition period from _____ to _______

                        Commission File Number: 000-53563

                               KRANEM CORPORATION
                                      d/b/a
                                LEARNINGWIRE.COM
             (Exact Name of Registrant as Specified in its Charter)

                     Colorado                         02-0585306
         -------------------------------          -------------------
         (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)          Identification No.)

                                 410 17th Street
                             Denver, Colorado 80202
                --------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

   Registrant's telephone number including area code:  (303) 592-1614

              5300 Cherry Creek, Unit 1328, Denver, Colorado 80246
     ----------------------------------------------------------------------
         Former name, former address, and former fiscal year, if changed since last report

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]       No  []

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,267,125 shares outstanding as of April 30, 2011.

                               Kranem Corporation
                             (dba Learningwire.com)
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                                                    December 31,
                                              March 31, 2011          2010
                                              --------------          ----
                                               (Unaudited)
Assets

Current assets:

   Cash                                      $         113       $       143
                                             --------------      ------------
Total assets                                 $         113       $       143
                                             ==============      ============

Liabilities and Stockholders' Deficit

Current liabilities:
   Accounts payable and accrued
   liabilities                               $      11,692       $    11,692

   Indebtedness to related parties                 112,600           112,600
                                             --------------      ------------
     Total current liabilities                     124,292           124,292
                                             --------------      ------------
Total liabilities                                  124,292           124,292
                                             --------------      ------------

Stockholders' deficit
   Preferred stock, no par value,
   10,000,000 shares
     authorized, no shares issued and
     outstanding                                         -                 -
   Common stock, no par value, 50,000,000
   shares
     authorized, 4,267,125 shares issued and
     outstanding                                    74,230            74,230

   Additional paid-in capital                      165,210           161,210
   Deficit accumulated during development
    stage                                         (363,619)         (359,589)
                                              --------------      ------------
Total stockholders' deficit
                                                  (124,179)         (124,149)
                                              --------------      ------------

Total liabilities and stockholders'
  deficit                                     $        113        $      143
                                              ==============      ============



         The accompanying notes are an integral part of these financial statements

                               Kranem Corporation
                             (dba Learningwire.com)
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)



                               For the three months ended      Inception
                                                               (April 18,
                                       March 31,               2002) to
                               ---------------------------
                                   2011          2010       March 31, 2011
                               -------------  ------------  ----------------

Revenue                        $          -   $         -   $       6,703
                               -------------  ------------  --------------

Expenses:
   Contract labor                         -             -          21,435
   Contributed rent                       -             -         100,000
   Depreciation                           -             -          18,505
   General and administrative
    expenses                             30             -          22,214
   Professional fees                  4,000         1,000         104,988
   Rent                                   -             -          16,250
   Salaries                               -             -          42,385
   Selling, advertising and
    marketing                             -             -          44,555
                               -------------  ------------  --------------
          Total expenses              4,030         1,000         370,332
                               -------------  ------------  --------------
Other income:
   Interest income                        -             -              10
                               -------------  ------------  --------------
          Total other income              -             -              10
                               -------------  ------------  --------------



Net loss                       $     (4,030)  $    (1,000)  $    (363,619)
                               =============  ============  ==============

Weighted average number of
   common shares outstanding
   - basic                        4,267,125     4,267,125
                               =============  ============

Net loss per share - basic     $      (0.00)  $     (0.00)
                               =============  ============


         The accompanying notes are an integral part of these financial statements

                               Kranem Corporation
                             (dba Learningwire.com)
                          (A Development Stage Company)

                       STATEMENT OF STOCKHOLDER'S DEFICIT
                                   (Unaudited)


                                                                               Deficit
                                    Common Stock                             Accumulated
                             ---------------------------    Additional         During            Total
                                                             Paid-in         Development     Stockholder's
                               Shares         Amount         Capital            Stage           Deficit
                             ------------   ------------  ---------------  ---------------- -----------------


Net loss                               -    $         -   $            -   $      (32,091)  $      (32,091)
                             ------------   ------------  ---------------  ---------------- -----------------
Balance, December 31, 2002             -              -                -          (32,091)         (32,091)
                             ------------   ------------  ---------------  ---------------- -----------------
Contributed rent, 2003                 -              -           10,000                -           10,000
Net loss                               -              -                -          (75,682)         (75,682)
                             ------------   ------------  ---------------  ---------------- -----------------
Balance, December 31, 2003             -              -           10,000         (107,773)         (97,773)
                             ------------   ------------  ---------------  ---------------- -----------------
January 2004
   Founders shares
   $0.004 per share            2,250,000         10,000                -                -           10,000
January 2004
   $0.009 per share              562,500          5,000                -                -            5,000
February 2004
   Private Placement
   $0.04 per share
   less $10,180 offering
   costs                         966,375         32,770                -                -           32,770
February 2004
   $0.009 per share              225,000          2,000                -                -            2,000
Contributed rent, 2004                 -              -           15,000                -           15,000
Net loss                               -              -                -          (68,959)         (68,959)
                             ------------   ------------  ---------------  ---------------- -----------------
Balance, December 31, 2004     4,003,875         49,770           25,000         (176,732)        (101,962)
                             ------------   ------------  ---------------  ---------------- -----------------
September 2005
   Private Placement
   $0.11 per share less
   $4,790 offering
   costs                         263,250         24,460                -                -           24,460
Contributed rent, 2005                 -              -           15,000                -           15,000
Net loss                               -              -                -          (42,752)         (42,752)
                             ------------   ------------  ---------------  ---------------- -----------------
Balance, December 31, 2005     4,267,125         74,230           40,000         (219,484)        (105,254)
                             ------------   ------------  ---------------  ---------------- -----------------

                               Kranem Corporation
                             (dba Learningwire.com)
                          (A Development Stage Company)

                 STATEMENT OF STOCKHOLDER'S DEFICIT (Continued)
                                   (Unaudited)


                                                                            Deficit
                                                                          Accumulated
                                         Common Stock          Additional    During             Total
                                    ---------------------       Paid-In    Development      Stockholders
                                     Shares        Amount       Capital       Stage            Deficit
                                    ---------     -------       -------       -----            -------

 Donated capital, 2006                      -           -         6,790            -            6,790
 Contributed rent, 2006                     -           -        15,000            -           15,000
 Net loss                                   -           -             -      (35,022)         (35,022)
                                    ---------     -------      --------    ----------       ----------
 Balance, December 31, 2006         4,267,125      74,230        61,790     (254,506)        (118,486)
                                    ---------     -------      --------    ----------       ----------

 Donated capital, 2007                      -           -        18,600            -           18,600
 Contributed rent, 2007                     -           -        15,000            -           15,000
 Net loss                                   -           -            -       (39,028)         (39,028)
                                    ---------     -------      --------    ----------       ----------
 Balance, December 31, 2007         4,267,125      74,230        95,390     (293,534)        (123,914)
                                    ---------     -------      --------    ----------       ----------
 Donated capital, 2008                      -           -        15,150            -           15,150
 Contributed rent, 2008                     -           -        15,000            -           15,000
 Net loss                                   -           -             -      (30,826)         (30,826)
                                    ---------     -------      --------    ----------       ----------
 Balance, December 31, 2008         4,267,125      74,230       125,540     (324,360)        (124,590)
                                    ---------     -------      --------    ----------       ----------
 Donated capital, 2009                      -           -         7,170            -            7,170
 Contributed rent, 2009                     -           -        15,000            -           15,000
 Net loss                                   -           -             -      (25,672)         (25,672)
                                    ---------     -------      --------    ----------       ----------
 Balance, December 31, 2009         4,267,125     $74,230      $147,710    $(350,032)       $(128,092)
                                    =========     =======      ========    ==========       ==========
 Donated capital, 2010                      -           -        13,500            -           13,500
 Net loss                                   -           -             -       (9,557)          (9,557)
                                    ---------     -------      --------    ----------       ----------
 Balance, December 31, 2010         4,267,125     $74,230      $161,210    $(359,589)       $(124,149)
                                    =========     =======      ========    ==========       ==========
 Donated capital, 2010                      -           -         4,000            -            4,000
 Net loss                                   -           -             -       (4,030)          (4,030)
                                    ---------     -------      --------    ----------       ----------
 Balance, December 31, 2010         4,267,125     $74,230      $165,210    $(363,619)       $(124,179)
                                    =========     =======      ========    ==========       ==========

         The accompanying notes are an integral part of these financial statements

                               Kranem Corporation
                             (dba Learningwire.com)
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                For the three months ended         Inception
                                                         March 31,              (April 18, 2002)
                                                --------------------------             to
                                                    2011             2010        March 31, 2011
                                                ------------    -----------      --------------
Operating activities

Net loss                                        $  (4,030)      $  (1,000)       $   (363,619)
Adjustments to reconcile net loss to
       net cash used by operating
       activities:
         Depreciation                                   -               -              18,505
         Contributed rent                               -               -             100,000
Changes in operating assets and
 liabilities:
       Increase/(decrease) in accounts
        payable and accrued expenses                    -             200              11,692
                                                ------------    -----------      --------------
Net cash used by operating activities              (4,030)           (800)           (233,422)
                                                ------------    -----------      --------------
Investing activities
       Purchase of fixed assets                         -               -             (18,505)
                                                ------------    -----------      --------------
Net cash used by investing activities
                                                        -               -             (18,505)
                                                ------------    -----------      --------------
Financing activities
       Donated capital                              4,000             800              65,210
       Issuances of common stock                        -               -              89,200
       Payments for offering costs                      -               -             (14,970)
       Increase in notes payable-
        related party                                   -               -             119,850
       Repayment of notes payable-
        related party                                   -               -              (7,250)
                                                ------------    -----------      --------------
Net cash provided by financing activities           4,000             800             252,040
                                                ------------    -----------      --------------
Net increase/ (decrease) in cash                      (30)              -                 113
Cash - beginning                                      143               -                   -
                                                ------------    -----------      --------------
Cash - ending                                   $     113       $       -        $        113
                                                ============    ===========      ==============
Supplemental disclosures:
       Interest paid                            $       -       $       -        $          -
                                                ============    ===========      ==============
       Income taxes paid                        $       -       $       -        $          -
                                                ============    ===========      ==============

     The accompanying notes are an integral part of these financial statements

                               Kranem Corporation
                             (dba Learningwire.com)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                   (Unaudited)

Note 1 - Basis of presentation

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the period ended December 31, 2010 and notes thereto included in the Company's annual report on Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - History and organization of the company

The Company was organized April 18, 2002 (Date of Inception) under the laws of the State of StateplaceColorado, as Kranem Corporation. The Company operates under its trade name, "Learningwire.com," which is registered with the State of StateplaceColorado. The Company is authorized to issue up to 50,000,000 shares of its common stock with no par value and up to 10,000,000 shares of preferred stock with no par value.

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

Note 3 - Going concern

The Company's financial statements are prepared using generally accepted accounting principles in the country-regionplaceUnited States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company's ability to continue as a going concern is dependent upon its ability to consummate a merger or acquisition, generate sufficient cash flow to meet obligations on a timely basis, and ultimately to attain profitability. The Company has obtained working capital through equity offerings and management plans to obtain additional funding through equity or debt financings in the future. The Company's president and shareholders have also funded the Company's operations with working capital advances and capital contributions; however, no directors, officers or shareholders have committed to fund the Company's operations or to make loans or other financing arrangements available to the Company. There is no assurance that the Company will be

                               Kranem Corporation
                             (dba Learningwire.com)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                   (Unaudited)

Note 3 - Going concern (Cont'd)

successful in its efforts to raise additional working capital or achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 4 - Accounting policies and procedures

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

Loss per share

Net loss per share is provided in accordance with FASB ASC 260-10, "Earnings per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The
Company had no dilutive common stock equivalents, such as stock options or warrants as of March 31, 2011.

Recent Accounting Pronouncements

The Company has evaluated the recent accounting pronouncements through ASU 2011-01 and believes that none of them will have a material effect on the Company's financial statements.

Note 5 - Stockholders' equity

The Company is authorized to issue 50,000,000 shares of its common stock, with no par value, and up to 10,000,000 shares of its preferred stock, with no par value.

Through the year ended December 31, 2010, two non-affiliates of the Company contributed capital in the amount of $13,500. The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

Through the three months ended March 31, 2011, one non-affiliated person of the Company contributed capital in the amount of $4,000. The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

                               Kranem Corporation
                             (dba Learningwire.com)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                   (Unaudited)


Note 5 - Stockholders' equity (Cont'd)

As of March 31, 2011, there have been no other issuances of common stock.

Note 6 - Warrants and options

As of March 31, 2011, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 7 - Related party transactions

Through the year ended December 31, 2010, two non-affiliates of the Company contributed capital in the amount of $13,500. The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

Through the three months ended March 31, 2011, one non-affiliated person of the Company contributed capital in the amount of $4,000. The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

Since the inception of the Company on April 18, 2002, the Company has borrowed funds from a shareholder, who is also current President, CEO and director, for working capital. At the year ended December 31, 2006, the Company was indebted to this affiliate in the amount of $112,600. There were no additional proceeds received or payments against the liability during the three months ended March 31, 2011 and 2010. The advances are non-interest bearing and are due on demand.

Note 8 - Subsequent events

On April 15, 2011, the Company filed a Preliminary Proxy Statement with the Securities and Exchange Commission. The Preliminary Proxy Statement pertains to a special meeting of stockholders to be held at a date to be determined. At the special shareholders' meeting, the Company plans to seek approval for a 7-for-1 forward stock split of the Company's common stock. If the action is ratified by the stockholders, there will be 29,869,875 shares of common stock of the Company issued and outstanding after the forward stock split.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

     The Company was incorporated in Colorado on April 18, 2002 under the name Kranem Corporation. The Company operates under its "Learningwire" tradename which is registered with the Colorado Secretary of State.

     Learningwire was formed to sell office and office supply products to businesses, educational institutions, government agencies and individuals nationwide through its website www.learningwire.com. Since January 1, 2006 Learningwire has been inactive.

     Between its inception in April 2002 and March 31, 2011, Learningwire's revenues have only been $6,703.

     Between its inception in April 2002 and March 31, 2011, Learningwire's operations used $233,422 in cash and Learningwire purchased $18,505 of equipment. Capital was provided by the sale of Learningwire's common stock as well as loans and capital contributions from Learningwire's President.

     Learningwire is pursuing other business opportunities, including merger opportunities with other businesses which may result in a reverse take over of Learningwire. However, there is no guarantee that Learningwire will be successful in these endeavors.

     As of April 30, 2011 Learningwire did not have any offices or any employees.

Item 4.  Controls and Procedures.

     (a) Learningwire maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by
Learningwire in the reports that it files or submits under the 1934 Act, is accumulated and communicated to Learningwire's management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2011, Learningwire's Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of Learningwire's disclosure controls and procedures. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that Learningwire's disclosure controls and procedures were effective.

     (b) Changes in Internal Controls. There were no changes in Learningwire's internal control over financial reporting during the quarter ended March 31, 2011, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

                                     PART II
Item 6.  Exhibits

Exhibits
--------
  31.1            Certification   pursuant   to   Section   302  of  the
                  Sarbanes-Oxley Act of 2002.

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




                                      KRANEM CORPORATION
                                      d/b/a
                                      LEARNINGWIRE.COM


May 6, 2011                           By:/s/ Stephen K. Smith
                                         -------------------------------------
                                         Stephen K. Smith, President and
                                         Principal Executive Officer



May 11, 2011                         By: /s/ Michael Grove
                                         -------------------------------------
                                         Michael Grove, Principal
                                         Financial and
                                         Accounting Officer