Form 10-Q
period 2011-06-30
KRANEM CORP
filed 2011-08-22
CIK 1309764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to ____________

Commission File Number: 000-53364

KRANEM CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Colorado	000-53563	02-0585306
(State or other jurisdiction of	(Commission File Number)	(IRS Employer Identification No.)
incorporation or organization)

1080 O’Brien Drive
Menlo Park, CA 94025
(Address of principal executive offices)

(650) 319-6743
(Registrant’s telephone number, including area code)

2700 Cherry Creek South Drive #406, Denver, CO 80209
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [   ]  No [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [    ]  No [ X ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 19, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, no par value	39,888,750

i

KRANEM CORPORATION

Quarterly Report on Form 10-Q
Quarterly Period Ended June 30, 2011

TABLE OF CONTENTS
PART I FINANCIAL INFORMATION		4
ITEM 1.	FINANCIAL STATEMENTS.	4
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
	OF OPERATIONS.	20
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	30
ITEM 4.	CONTROLS AND PROCEDURES.	30

PART II OTHER INFORMATION		31

ITEM 1.	LEGAL PROCEEDINGS.	31
ITEM 1A.	RISK FACTORS.	32
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.	32
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.	32
ITEM 4.	(REMOVED AND RESERVED).
ITEM 5.	OTHER INFORMATION.	32
ITEM 6.	EXHIBITS.	32

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

KRANEM CORPORATION CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2011 (Unaudited)
		Consolidated	Consolidated
	Note	30-Jun-11	31-Dec-10
		US $	US $
ASSETS
Current Assets:
Cash and cash equivalents		181,868	143
Available for Sale Financial Assets		410,614	-
Financial Assets	6A	1,014,170	-
Accounts receivable, net of allowance for doubtful debts	6B	4,770,775	-
Accounts receivable - related parties	6B	1,490,000	-
Inventories		82,477	-
Deferred tax assets, net	6	108,585	-
Current tax assets net of provision for income tax		163,860	-
Prepaid Expenses and Other current assets		101,121	-
Total Current Assets		8,323,470	143
Non-Current Assets:			-
Property, plant and equipment, net	6C	169,653	-
Intangible assets, net	6D	1,549,902	-
Financial assets	6A	290,158	-
Deferred tax assets, net		13,844	-
Other non-current assets		172,925	-
Total Non-Current Assets		2,196,482	-
TOTAL ASSETS		10,519,952	143
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Accounts payable		1,160,082	11,692
Accounts payable - related parties		1,025,412	-
Deferred revenues		416,112	-
Short-term note		400,000	-
Short-term loan - related parties		364,420	112,600
Other Current liabilities		545,934	-

Total Current Liabilities		3,911,960	124,292
Non-Current Liabilities:		-	-
Long-term debt		-	-
Deferred tax liability		-	-
Long- term provisions	6E	94,466	-
Total non-current liabilities		94,466	-
STOCKHOLDERS' EQUITY		-	-
Preferred Stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding	7	-	-
Common Stock, no par value, 50,000,000 shares authorized, 7,977,750
shares issued and outstanding	7	5,629,784	74,230
Additional Paid-in-Capital		1,169,414	161,210
Retained Earnings		(294,925)	(359,589)
Currency Translation Reserve		8,465	-
Accumulated Other Comprehensive Income		788	-
Total Stockholders' Equity		6,513,526	(124,149)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY		10,519,952	143

The accompanying Notes are an integral part of the Financial Statements

KRANEM CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS AS OF JUNE 30, 2011 (Unaudited)
		Three Months Ended		Six Months Ended
	Note	30-Jun-11	30-Jun-10	30-Jun-11	30-Jun-10
		US $	US $	US $	US $
REVENUES
Income from Operations		526,664	-	526,664	-
COST OF REVENUES		166,749	-	166,749	-
GROSS PROFIT		359,915	-	359,915	-
OPERATING EXPENSES
Research & Development		122,364	-	122,364	-
Selling and Marketing		46,231	-	46,231	-
General and Administrative Expenses		223,023	6,304	227,053	7,304
Total Operating Expenses		391,618	6,304	395,648	7,304
OPERATING LOSS		(31,703)	(6,304)	(35,733)	(7,304)
Finance Costs		(1,430)	-	(1,430)	-
Non Operating Income		147,913	-	147,913	-
Income before Income Taxes		114,780	(6,304)	110,750	(7,304)
Tax Expenses	6F	46,087	-	46,087	-
Net Income		68,693	(6,304)	64,663	(7,304)
Earnings per Equity share	6G
Basic		(0.00)	(0.00)	(0.00)	(0.00)
Diluted		0.00	(0.00)	0.00	(0.00)
Weighted average number of equity shares used in computing earnings per equity share
Basic		33,379,130	21,335,625	24,595,255	4,267,125
Diluted		33,379,130	21,335,625	24,595,255	4,267,125

The accompanying Notes are an integral part of the Financial Statements

KRANEM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
AS OF JUNE 30, 2011
(Unaudited)

	SIX MONTHS ENDED
	30-Jun-11	30-Jun-10
	US $	US $
Cash flows from Operating Activites:
Net Income	(64,663)	(7,304)
Adjustments:
Depreciation and amortization	14,140	-
Loss/(Profit) on sale of Property, Plant and Equipment	(11,636)	-
Provision for Taxation	48,205	-
Dividend Income	(3,915)	-
Deferred Taxes	(2,209)	-
Currency Translation Reserve	-	-
Fair value Adjustments	(8,157)	-
Others , net	-	-
Interest (Accrual) / Reversal on Fixed Deposits	(844)	-
Provision for Gratuity and Leave Encashment	7,000	-
Amortization of Prepaid Rent	1,254	-
Gain on liabilities w/o in acquisition	(124,292)
Changes in Asset / Liabilities
(Increase)/Decrease in other Non current Assets	-	-
(Increase)/Decrease in Inventories	(129)	-
(Increase)/Decrease in Trade Receivables	(376,935)	-
Increase/(Decrease) in Tax Assets	(49,566)	-
(Increase)/Decrease in Financial Assets	(7,846)	-
(Increase)/Decrease in Prepaid and other current Assets	26,985	-
Increase/(Decrease) in Long term Provisions	3,755	-
Increase/(Decrease) in Trade Payable	4,237	(2,250)
Increase/(Decrease) in Deferred Revenues	413,370	-
Increase/(Decrease) in Other Current Liabilities	68,618	-
Net Cash from Operating Activities	51,224	(9,554)
Cash flows from Investing Activities:
Investment in Mutual Fund Units	(111,882)	-
Redemption of Mutual Fund Units	134,258	-

Proceeds from Sale of Fixed Assets	-	-
Expenditure on property, plant and equipment	(17,705)	-
Acquisition of Assets	(36,091)	-
Net Cash from Investing Activities	76,157	-
Cash flows from Financing Activities:
Donated Capital	4,000	9,600
Increase/(Decrease) in Short Term Loans	50,344
Net Cash from Financing Activities	54,344	9,600
Net Increase / (decrease) in cash and cash equivalents during the period	181,725	46
Cash and cash equivalents at the beginning of the period	143	-
Effect of exchange rate changes on cash and cash equivalents	-	-
Cash and Cash Equivalents at the end of the period	181,868	46

The accompanying Notes are an integral part of the Financial Statements

Kranem Corporation
Notes to Condensed Financial Statements

KRANEM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Note 2 – History and organization of the Company

The Company was incorporated in the State of Colorado on April 18, 2002 under the name Kranem Corporation. The Company previously offered high-quality office and office supply products to businesses, educational institutions, government agencies and individuals through the Company’s website, www.learningwire.com. The Company operated its business under the “Learningwire” trade name, which is registered with the Colorado Secretary of State. However, the Company ceased its online operations in January 2006 and from that time until the acquisition of Xalted Networks described below, the Company did not engage in any active operations, other than its search for a privately owned corporation to merge with or acquire.

On May 13, 2011, The Company completed the acquisition of Xalted Networks, Inc., or Xalted Networks, a Delaware holding company with an operating subsidiary in India. Since the closing of that acquisition, the Company has been engaged in the provision of advanced software solutions that enable companies and public organizations, including governments and law enforcement agencies, to capture, manage and analyze structured and unstructured data to enhance business and operational performance and address security threats. The two principal markets that our software solutions address are the telecom security market and the homeland security market. Xalted includes law enforcement as part of the homeland security market. Xalted’s current and past geographic focus is on India and the surrounding countries in Asia, Africa, and the Middle East.

The Company’s acquisition of Xalted Networks and its operating subsidiary, Xalted Information Systems (Pvt.) Ltd., or Xalted Information, was accomplished by our purchase of $2,500,000 of debt issued by Xalted Network’s parent, Xalted Holding Corporation, or Xalted Holding, which we acquired from three note holders in exchange for the issuance to them of an aggregate of 14,958,280 shares of our common stock; the issuance to Xalted Holding of 11,634,220 shares of our common stock; and the cancellation of an aggregate of 14,687,500 outstanding shares of our common stock held by three individuals. As a result of, and immediately after the closing of these transactions, the former Xalted Holding note holders held directly 45% of our issued and outstanding stock and a further 9.1% indirectly through their combined shareholding of Xalted Holding, for total direct and indirect ownership interest of 54.1% . Xalted Holding held directly 35% of our issued and outstanding common stock. The remaining 20% was held by the shareholders of Kranem Corporation of record immediately before the closing of the transactions.

Asset Purchase Agreement. On June 30, 2011, we entered into and consummated an Asset Purchase Agreement, or the Purchase Agreement, with Investco, a British Virgin Islands corporation, pursuant to which we acquired certain software, source code, intellectual property rights and other materials relating to the "Data Retention," "Man in the Middle," "Man in the Middle Detector" and "nCrypto" products and product families. We refer to these items as the Transferred Assets. We assumed no liabilities of Investco in connection with this transaction.

As consideration for the Transferred Assets, we issued to Investco 6,648,125 shares of our common stock, representing 20% of our then-issued and outstanding capital stock, and a one-year convertible promissory note, or the Note, in the principal amount of $400,000. The Note bears simple interest at the annual rate of five percent and is due and payable, together with accrued interest, on June 29, 2012 or earlier in the event of our insolvency or bankruptcy. The Note may be prepaid at any time without penalty. The Note is convertible at the option of the Note holder, in whole but not in part, into shares of our common stock, at the per share price paid by, and on the same terms and conditions extended to, the investors during our next round of financing. The shares and the Note were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We relied on these exemptions from registration based in part on representations made by Investco. The securities issuable upon conversion of the Note have not been registered under the Securities Act. The shares of common stock, the Note and the securities issuable upon any conversion of the Note, may not be offered or sold absent registration or an applicable exemption from registration requirements.

For more information on this transaction, please see our current report on Form 8-K filed with the SEC on July 7, 2011, which is incorporated herein by reference.

Kranem Corporation
Notes to Condensed Financial Statements

For more information on this transaction, please see our current report on Form 8-K filed with the SEC on July 7, 2011, which is incorporated herein by reference.

Note 3 - Significant Accounting Policies:

There have been no changes to the Company’s significant accounting policies from those described in Notes to the Financial Statements of the Company for the year ended December 31, 2010. These unaudited financial statements should be read in conjunction with such financial statements for the year ended December 31, 2010 filed in 8K.

Note 4 - Recent Accounting Pronouncements:

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

Note 5 - Use of estimates:

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as on the date of the financial statements and the reported amount of revenues and expenses during the reported period. Examples of such estimates include: project completion dates, time and cost required to complete projects for purposes of revenue recognition and future revenue, expense and cash flow estimates for purposes of impairment analysis and loss contract evaluation, allowance for doubtful debts, obligations under employee benefit plans, valuation allowances on deferred tax assets, useful lives of premises and equipment (fixed assets) and income taxes. Actual results could differ materially from those estimates.

Note 6 - Other disclosures:

A. Financial Assets:

Kranem Corporation
Notes to Condensed Financial Statements

The components of financial assets are given hereunder:

As at June 30, 2011
$
1. Financial Assets-Current
Interest free Loan given to Director (Note a)	448,700
Fixed Deposits placed with Banks with residual
maturity less than one year (Note b)	26,449
Krishil TechPark Private Limited (Note c)	539,021
1,014,170
2. Financial Assets-Non-Current
Fixed Deposits placed with Banks with residual	87,757
maturity more than one year(Note d)
Krishil TechPark Private Limited (Note e)	202,401
290,158
Total Financial Assets	1,304,328

Note a: The Company’s subsidiary Xalted Information has given Interest free loan to a Director of the Xalted Information, which is repayable in 2011. The Board of Directors of Xalted Information has decided that no further loan will be granted to any of the Directors of the Company in the future.

Note b: Current Fixed Deposits amounting to $ 26,449 as on June 30, 2011 are placed through Xalted Information with an Indian Bank as margin for performance /financial guarantees given by the company, as such not considered as cash equivalents.

Note c: The amount due from Krishil Tech Park Private Limited is on account of sale of Land which is recoverable by December 2011.

Note d: Entire amounts of Non-current Fixed Deposits as on June 30, 2011 are placed with an Indian Bank as margin for performance/ financial guarantees given by the company.

Note e: The amount due from Krishil Tech Park Private Limited is on account of sale of Land which is recoverable after September 2012 based on net present value.

Kranem Corporation
Notes to Condensed Financial Statements

B. Accounts receivable, net of allowance for doubtful debts

Accounts Receivables consists of:
As at June 30, 2011
$
Accounts Receivables
-From customer	3,524,055
-From Related Parties	1,490,000
Accrued Income (Refer Note a)	1,463,004
Total Accounts Receivables (Gross)	6,477,059
Less: Allowance for Doubtful Debts (Refer Note b)	(216,284)
Accounts Receivable, Net	6,260,775

Note a: Accrued income consists of amounts representing the recognized sales value of performance and such amounts that had not been billed and were not billable to customers as the respective milestones were not achieved at the date of the balance sheet.

Note b: The Company had invoiced a customer in Africa amounting to $ 216,284. In view of the uncertainty in realization of this amount from the Customer, the Company as a prudent and conservative measure had made a provision in the books for the entire amount in the year ended December 31, 2009.

The Company is exposed to foreign currency risk on its Account Receivables in India. Foreign currency risk is market risk due to effect of changes in foreign currency exchange rates. The contracts with the Company’s Indian clients are typically priced in Indian Rupees, which represents a foreign exchange exposure. As the Company has significant operations in India, which are based in Indian Rupees, the Company views the risk as manageable. The Net Foreign currency receivable aggregated was $ 3,268,274 as at June 30, 2011.

The allowance for doubtful debts are established at amounts considered to be appropriate based primarily upon Xalted's past credit loss experience with the customers and an evaluation of potential losses on the outstanding receivable balances.

The activity in the allowance for doubtful accounts receivable is given below:

Period May 13, 2011 to
June 30, 2011
$
As on beginning of the quarter	216,284
Additions	-
Deductions	-
As on the end of the quarter	216,284

Kranem Corporation
Notes to Condensed Financial Statements

C. Property, plant and equipment, net

Property, plant and equipment consist of:
As at June 30, 2011
$
Computer & Peripherals	1,134,441
Communication Equipments	31,817
Electrical Equipments	138,162
Lab Equipment	78,546
Office Equipment	9,136
Motor Vehicle	18,426
Air Conditioner	76,866
Furniture and Fittings	95,844
Digital Loop Carriers	73,997
Leasehold improvements	33,978
Total	1,691,213
Less: Accumulated Depreciation	(1,521,560)
Property, plant and equipment, net.	169,653

Net Depreciation expense aggregated to $ 11,709 for the period May 13, 2011 to June 30, 2011.

D. Intangible Assets, net

The following table presents details of Xalted's total Intangible assets:

	Gross Cost	Accumulated	Net carrying
As at June 30, 2011		amortization	value
	$	$	$
Software (Note a)	305,225	266,432	38,793
Software, IP – Acquired June 30, 2011 (Note b)	1,511,109	0	1,511,109

Note a, Amortization of intangible assets aggregated to $ 2,431 for the period May 13, 2011 to June 30, 2011.

Note b, On June 30, 2011, we entered into and consummated an Asset Purchase Agreement, or the Purchase Agreement, with Investco, a British Virgin Islands corporation, pursuant to which we acquired certain software, source code, intellectual property rights and other materials relating to the “Data Retention,” “Man in the Middle,” “Man in the Middle Detector” and “nCrypto” products and product families. We refer to these items as the Transferred Assets. We assumed no liabilities of Investco in connection with this transaction.

As consideration for the Transferred Assets, we issued to Investco 6,648,125 shares of our common stock, representing 20% of our then-issued and outstanding capital stock, and a one-year convertible promissory note, or the Note, in the principal amount of $400,000. The Note bears simple interest at the annual rate of five percent and is due and payable, together with accrued interest, on June 29, 2012 or earlier in the event of our insolvency or bankruptcy. The Note may be prepaid at any time without penalty. The Note is convertible at the option of the Note holder, in whole but not in part, into shares of our common stock, at the per share price paid by, and on the same terms and conditions extended to, the investors during our next round of financing. For more information on this transaction, please see our Note 2 or the current report on Form 8-K filed with the SEC on July 7, 2011.

Kranem Corporation
Notes to Condensed Financial Statements

E. Long Term Provisions

Long Term Provisions consists of:

As at June 30, 2011
$
Liability Accrual for Gratuity	39,462

(Compensated Absences)	55,004
94,466

F. Income taxes

Income taxes consist of:

Period May 13, 2011 to
June 30, 2011
$
Indian Income Taxes
Current taxes	48,295
Deferred taxes	(2,208)
Aggregate Indian Income taxes	46,087

Under Section 80-IC on the Indian Income Tax Act, 1961, Kranem Corporation through its subsidiary Xalted Information is entitled to tax holidays for its Software units located at Himachal Pradesh. 100% tax holidays of profits are available for a period of first five consecutive fiscal years from the date of commencement of operations and 30% exemption of profits for the next five consecutive fiscal years respectively. These holidays expire in fiscal 2015 for the first unit and fiscal 2019 for the second unit.

Kranem Corporation
Notes to Condensed Financial Statements

The components of net deferred tax asset are as follows:

As at June 30, 2011
$
Deferred tax assets:
Employee benefits
Gratuity	7,115
Leave Encashment	18,339
Salaries Payable	-
Rent Payable	6254
Provision for Doubtful Accounts	72,755
MAT credit available as per Income Tax Act, 1961	18,537
Fair Value of Director’s Loan	11,262
Fair Value of Receivables towards sale of land	7,046
Fair Value of Rental Deposits	8,110
Gross deferred tax assets	149,418
Less: Valuation allowance	-
Total deferred tax assets	149,418
Deferred tax liabilities:
Property, plant and equipment	20,533
Prepaid Rent	6,457
Total deferred tax liabilities	26,990
Net deferred income tax assets/(liabilities)	122,428

G. Earnings per share

Basic earnings per share and Diluted earnings per share are computed on the basis of the weighted average number of shares outstanding.

The components of basic and diluted earnings per share were as follows:

Period May 13, 2011
to June 30, 2011
Net income attributable to Kranem Corporation’s shareholders ($)	68,693
Average outstanding shares
Basic	33,379,130
Diluted	33,379,130
Earnings per share
Basic ($)	0.00
Diluted ($)	0.00

Kranem Corporation
Notes to Condensed Financial Statements

H. Segmental reporting

ASC Topic 715, "Disclosure about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about business segments and related disclosures about products and services, geographical areas and major customers.

The Chief Executive Officer (CEO) of the Company has been identified as the Chief Operating Decision Maker (CODM) as defined by ASC Topic 280. The CEO of the Company evaluates the segments based on their revenue growth, operating income and return on capital employed. Management of the Company is of the view that Kranem has only one business vertical, i.e. Telecom Industry and hence the disclosure requirements as per ASC Topic 715 are not applicable to the Company.

Geographic segment

The revenues that are attributable to countries based on location of customers are as follows:

Period May 13, 2011
to
June 30, 2011
$
India	93,077
USA	417,656
Nepal	674
South Africa	15,257
Total	526,664

I. Related Party Transactions

List of related parties where control exists and related parties with whom transactions have taken place and relationships:

Sr
No.	Name of the Related Party	Relationship
1	Xalted Networks Inc	Subsidiary
2	Xalted Holding Corporation (formerly known as Xalted Networks Inc)	Holding Company
3	Mr. Pratap Kondamoori	Key Managerial Personnel of Xalted Information
4	Mr. Ajay Batheja	Key Managerial Personnel of Xalted Information

Kranem Corporation
Notes to Condensed Financial Statements

Transactions with related parties during the period May 13, 2011 to June 30, 2011.

Sr	Nature of Transactions	Holding	Entities over	Key	Total
No		Company	which Directors	Managerial
			are able to	Personnel
			exercise
			significant
			influence
		$	$	$	$
1	Revenue Transactions-
	- Service Fees	-	403,496	-	403,496
2	Fair value Adjustments-
	- Fair Value Income on interest free Loan to Director	-	-	4,784	4,784
	- Fair Value Income on amounts recoverable from Krishil TechPark Limited towards sale of Land	-	2,158	-	2,158
3	Loans and Advances Repaid Accounts Payable	-	11,814	-	11,814
4		-	30,597	-	30,597
5	Consultancy Charges	-	1,805	5,414	7,219

Closing Balance of Related Parties as at June 30, 2011

Sr	Nature of Transactions	Holding	Entities over	Key	Total
No		Company	which Directors	Managerial
			are able to	Personnel
			exercise
			significant
			influence
		$	$	$	$
1	Financial Assets	-	741,422	448,700	1,190,122
2	Other Current Assets	-	3,681	16,016	19,697
3	Accounts Payable	-	1,022,393	3,019	1,025,412
4	Accounts Receivable	-	1,490,000	-	1,490,000
5	Short-term Loan	-	364,420	-	364,420

Disclosure in respect of Material Related Party Transactions during the period May 13, 2011 to June 30, 2011:

1.	Revenue transactions (Service fees) include Xalted Holding Corporation (formerly known as Xalted Networks Inc) $ 403,496 for the period May 13, 2011 to June 30, 2011

2.	Fair Value Income Include Director’s Loan (Pratap Kondamoori) $4,784for the period May 13, 2011 to June 30, 2011.

3.	Loan and Advances repaid include Xalted Holding Corporation (formerly known as Xalted Networks Inc) $ 30,597 for the period May 13, 2011 to June 30, 2011.

4.	Consultancy Charges include Ajay Batheja $ 5,414 and Prabhas Consulting $ 1,805 for the period May 13, 2011 to June 30, 2011

Kranem Corporation
Notes to Condensed Financial Statements

J. Contingencies and commitments

Contingencies

The Indian Income Tax Assessing Officer has raised a demand for additional Tax liability for A.Y. 06-07, AY 07-08 and AY 08-09. The Company is contesting the order of denial of section 10A benefits claimed by the Company in AY 2006-07, 07-08 and 08-09 under the Income Tax Act, 1961. The estimated contingency amounts to $ 225,755 as of June 30, 2011. Management believes that it has strong merits for this petition and hence it will not have material adverse affect on Kranem's results of operations, liquidity or financial position and has filed an Appeal to the Commissioner of Income Tax.

Legal Proceedings:

(a)

The Company has an ongoing dispute with one of its Customers in Africa due to the SOW (Statement of Work) changing at regular intervals and new requirements being added regularly against what has been agreed as per Contract by the Customer. The Company had received a Notice from the Customer about the cancellation of the Contract nine (9) months back and has not heard from the Customer thereafter. In view of the uncertainty in realization of the amount of $ 216,284 due from this Customer, the Company as a prudent and conservative measure had made a Provision in the books for the entire amount of $ 216,284.

(b)

Arasor Corporation. In April 2010, a petition was filed against Xalted Information in the High Court of Karnataka at Bangalore by Arasor Corporation, a Delaware company. The High Court is the principal civil court of original jurisdiction in the Indian state of Karnataka, sitting in the city of Bangalore. The petition sought an order under Sections 433 and 434 of the Companies Act of 1956 for the winding up of Xalted Information, based on allegations that Xalted Information did not pay for communications equipment sold and shipped to Arasor. We maintain the Company never received the equipment which is alleged to have been shipped to us. This type of claim, and the type of relief sought, is not unusual in India.

The petition was heard by a single judge, sometimes also called a “single bench judge,” in the High Court in Karnataka. Any judicial panel comprised of fewer than all the judges in a given court is referred to in India as a “Division Bench.” The single-judge court found in favor of Arasor and against Xalted Information on November 10, 2010. On December 14, 2010, Xalted Information filed an appeal of that decision before a two- judge panel, or “Bench, of the same High Court. On January 19, 2011, the two-judge panel stayed the November 10, 2010 order of the single judge and all further proceedings in the action filed by Arasor, pending the appeal.

After submission of written arguments, a hearing on the appeal was conducted in March 2011, a further hearing was set for June 9, 2011, and the earlier stay was continued during the pendency of the appeal. In June 2011, Xalted Information filed an additional application with the two-judge panel to request dismissal of the claims against it on the basis that Arasor’s corporate status was “void” in Delaware and “forfeited” in California, and that Arasor therefore was without corporate power and authority to maintain or prosecute the action. The matter is expected to be heard during August/September, 2011.

The Company's lawyers have informed the Company that they believe the Company has a reasonably strong legal position and a good chance of success in the present proceedings before the appellate court. However, if we are unsuccessful in defending ourselves against the claim, Xalted Information could be subject to judicial liquidation in India

Note 7 – Stockholders’ Equity:

The Company is authorized to issue 50,000,000 shares of its common stock, with no par value, and up to 10,000,000 shares of its preferred stock, with no par value.

On May 13, 2011, the Company acquired Xalted Networks and its operating subsidiary, Xalted Information, which was accomplished through the issuance of common shares in the Company. The initial transaction was the purchase of $2,500,000 of debt issued by Xalted Network’s parent, Xalted Holding Corporation, or Xalted Holding, which the Company acquired from three note holders in exchange for the issuance to them of an aggregate of 14,958,280 shares of our common stock. The second transaction was the issuance to Xalted Holding of 11,643,220 shares of our common stock. The third transaction was the cancellation of an aggregate of 14,687,500 outstanding shares of our common stock held by three individuals. As a result of, and immediately after the closing of these transactions, the former Xalted Holding note holders held directly 45% of our issued and outstanding stock and a further 9.1% indirectly through their combined shareholding of Xalted Holding, for total direct and indirect ownership interest of 54.1% . Xalted Holding held directly 35% of our issued and outstanding common stock. The remaining 20% was held by the shareholders of Kranem Corporation of record immediately before the closing of the transactions.

Kranem Corporation
Notes to Condensed Financial Statements

On June 30, 2011, we entered into and consummated an Asset Purchase Agreement, or the Purchase Agreement, with Investco, a British Virgin Islands corporation, pursuant to which we acquired certain software, source code, intellectual property rights and other materials relating to the “Data Retention,” “Man in the Middle,” “Man in the Middle Detector” and “nCrypto” products and product families. We refer to these items as the Transferred Assets. We assumed no liabilities of Investco in connection with this transaction. As consideration for the Transferred Assets, we issued to Investco 6,648,125 shares of our common stock, representing 20% of our then-issued and outstanding capital stock, and a one-year convertible promissory note, or the Note, in the principal amount of $400,000. For more information on this transaction, please see our current report on Form 8-K filed with the SEC on July 7, 2011, which is incorporated herein by reference.

As of the close of business of June 30, 2011, the Company had a total of 39,888,750 common shares outstanding. There were no preferred shares of the Company outstanding. The Company has not paid any cash dividends on common stock. There is no current anticipation of paying cash dividends in future.

Note 8 – Subsequent Events:

As discussed in Note 1 and Note 7, the Company acquired Xalted Networks, Inc. on May 13, 2011. The Company has accounted for this transaction as an acquisition under ASC Topic 805.10.25 "Business Combination". The Company’s management is further evaluating this accounting treatment with its outside auditors to ensure that such treatment is appropriate under ASC Topic 805.10.25. In the event that our evaluation of the accounting treatment for the acquisition of Xalted Networks, Inc. does not meet the criteria’s under ASSC Topic 805.10.25 these financial statements will be revised accordingly.

(a)

Stock Dividend. On July 14, 2011, the Company’s Board of Directors declared a four-for-one stock dividend on our shares of common stock. The record date for the dividend was July 25, 2011, and the dividend was paid on July 28, 2011. As a result of the stock dividend, the number of issued and outstanding shares of our capital stock increased from 7,977,750 to 39,888,750.

(b)

Stock Incentive Plan. Effective August 1, 2011, the Company’s Board of Directors adopted the Kranem Corporation Stock Incentive Plan, or the Stock Incentive Plan. The purpose of the Stock Incentive Plan is to promote the Company’s success and the interests of its stockholders by providing a means through which we may grant equity-based incentives to attract, motivate and retain certain officers, employees, directors and other eligible persons and to further link the interests of the recipients with those of the Company’s stockholders generally. A total of 2,000,000 shares of common stock were made available for issuance under the Stock Incentive Plan.

The Stock Incentive Plan provides for the grant of incentive stock options and non-qualified stock options. Incentive stock options granted under the Stock Incentive Plan are those intended to qualify as “incentive stock options” as defined under Section 422 of the Internal Revenue Code. The Stock Incentive Plan must be approved by the Company’s stockholders within 12 months of its adoption. The Stock Incentive Plan has not been approved by the Company’s stockholders. Non-qualified stock options granted under the Stock Incentive Plan are option grants that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code. Each option will expire not more than 10 years after its date of grant.

Concurrent with the adoption of the Stock Incentive Plan, the Company’s Board resolved on the grant of incentive stock options on an aggregate of 1,074,500 shares and non-qualified stock options on an aggregate of 166,000 shares, of the Company’s common stock, to the Company’s current employees, as well as eligible consultants. These stock options are exercisable at a price to be determined by the administrator as designated pursuant to the Stock Incentive Plan at the time of the grant of the option and set forth in the applicable agreement. In no case will the exercise price be less than the greater of: (a) the par value of our common stock, (b) 100% of the fair market value of the Company’s common stock on the date of grant; or (c) in the case of an option granted to a recipient who at the time of the grant possesses more than 10% of the total combined voting power of all classes of our stock, 110% of the fair market value of the Company’s common stock on the date of grant.

For more information on the adoption of our Stock Incentive Plan and on the grants described above, please see the Company’s current report on Form 8-K filed with the SEC on August 5, 2011, which is incorporated herein by reference.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning any projections of earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and except as required by federal securities laws, we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Use of Terms

Except where the context otherwise requires and for the purposes of this report only, references to:

  the “Company,” “we,” “us,” and “our” are to the combined business of Kranem Corporation, a Colorado corporation, and its consolidated subsidiaries, Xalted Networks and Xalted Information;

  “Xalted Holding” are to Xalted Holding Corporation, a Delaware corporation, formerly known as Xalted Networks, Inc., which changed its name to Xalted Holding Corporation on March 14, 2011;

  “Xalted” is the combination of Xalted Networks and Xalted Information;

  “Xalted Networks” are to Xalted Networks, Inc., a Delaware corporation, incorporated on March 14, 2011;

  “Xalted Information” are to Xalted Information Systems (Pvt.) Ltd., an Indian company;

  “India” are to the Republic of India;

  “SEC” are to the Securities and Exchange Commission;

  “Securities Act” are to the Securities Act of 1933, as amended;

  “Exchange Act” are to the Securities Exchange Act of 1934, as amended;

  “Rupees” and “Rs.” are to the legal currency of India; and

  “U.S. dollars,” “dollars” and “$” are to the legal currency of the United States.

Our Company History

We were incorporated in the State of Colorado on April 18, 2002 under the name Kranem Corporation. We previously offered high-quality office and office supply products to businesses, educational institutions, government agencies and individuals through our website, www.learningwire.com. We operated our business under our “Learningwire” trade name, which is registered with the Colorado Secretary of State. However, we ceased our online operations in January 2006 and from that time until the acquisition of Xalted Networks described below, we did not engage in any active operations, other than our search for a privately owned corporation to merge with or acquire.

On May 13, 2011, we completed the acquisition of Xalted Networks, Inc., or Xalted Networks, a Delaware holding company with an operating subsidiary in India. Since the closing of that acquisition, we have been engaged in the provision of advanced software solutions that enable companies and public organizations, including governments and law enforcement agencies, to capture, manage and analyze structured and unstructured data to enhance business and operational performance and address security threats. The two principal markets that our software solutions address are the telecom security market and the homeland security market. Xalted includes law enforcement as part of the homeland security market. Our current and past geographic focus is on India and the surrounding countries in Asia, Africa, and the Middle East.

Our acquisition of Xalted Networks and its operating subsidiary, Xalted Information Systems (Pvt.) Ltd., or Xalted Information, was accomplished by the forgiveness of $2,500,000 of debt issued by Xalted Network’s parent, Xalted Holding Corporation, or Xalted Holding, which we acquired from three note holders in exchange for the issuance to them of an aggregate of 14,958,280 shares of our common stock; the issuance to Xalted Holding of 11,634,220 shares of our common stock; and the cancellation of an aggregate of 14,687,500 outstanding shares of our common stock held by three individuals. As a result of, and immediately after the closing of these transactions, the former Xalted Holding note holders held directly 45% of our issued and outstanding stock and a further 9.1% indirectly through their combined shareholding of Xalted Holding, for total direct and indirect ownership interest of 54.1%. Xalted Holding held directly 35% of our issued and outstanding common stock. The remaining 20% was held by the shareholders of Kranem Corporation of record immediately before the closing of the transactions. Our new subsidiary, Xalted Networks, holds 45.87%% of its operating subsidiary directly, and the balance through two nominees, Rajendra Manikonda (13.55%) and Pratap (Bob) Kondamoori (40.58%).

Recent Developments

Asset Purchase Agreement. On June 30, 2011, we entered into and consummated an Asset Purchase Agreement with Investco, a British Virgin Islands corporation, pursuant to which we acquired certain software, source code, intellectual property rights and other materials relating to the "Data Retention," "Man in the Middle," "Man in the Middle Detector" and "nCrypto" products and product families. We refer to these items as the Transferred Assets. We assumed no liabilities of Investco in connection with this transaction.

As consideration for the Transferred Assets, we issued to Investco 6,648,125 shares of our common stock, representing 20% of our then-issued and outstanding capital stock, and a one-year convertible promissory note, or the Note, in the principal amount of $400,000. The Note bears simple interest at the annual rate of five percent and is due and payable, together with accrued interest, on June 29, 2012 or earlier in the event of our insolvency or bankruptcy. The Note may be prepaid at any time without penalty. The Note is convertible at the option of the Note holder, in whole but not in part, into shares of our common stock, at the per share price paid by, and on the same terms and conditions extended to, the investors our next round of financing. The shares and the Note were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We relied on these exemptions from registration based in part on representations made by Investco. The securities issuable upon conversion of the Note have not been registered under the Securities Act. The shares of common stock, the Note and the securities issuable upon any conversion of the Note, may not be offered or sold absent registration or an applicable exemption from registration requirements.

Stock Dividend. On July 14, 2011, our Board of Directors declared a four-for-one stock dividend on our shares of common stock. The record date for the dividend was July 25, 2011, and the dividend was paid on July 28, 2011. As a result of the stock dividend, the number of issued and outstanding shares of our capital stock increased from 7,977,750 to 39,888,750.1

Stock Incentive Plan. Effective August 1, 2011, our Board of Directors adopted the Kranem Corporation Stock Incentive Plan, or the Stock Incentive Plan. The purpose of the Stock Incentive Plan is to promote our success and the interests of its stockholders by providing a means through which we may grant equity-based incentives to attract, motivate and retain certain officers, employees, directors and other eligible persons and to further link the interests of the recipients with those of our stockholders generally. A total of 2,000,000 shares of common stock were made available for issuance under the Stock Incentive Plan. Each option will expire not more than 10 years after its date of grant.

Concurrent with the adoption of the Stock Incentive Plan, the Board resolved on the grant of incentive stock options on an aggregate of 1,074,500 shares and non-qualified stock options on an aggregate of 166,000 shares, of our common stock, to our current employees, as well as eligible consultants. These stock options are exercisable at a price to be determined by the administrator as designated pursuant to the Stock Incentive Plan at the time of the grant of the option and set forth in the applicable agreement. In no case will the exercise price be less than the greater of: (a) the par value of our common stock, (2) 100% of the fair market value of our common stock on the date of grant; or (c) in the case of an option granted to a recipient who at the time of the grant possesses more than 10% of the total combined voting power of all classes of our stock, 110% of the fair market value of our common stock on the date of grant.

Overview of Our Business

Through our operating subsidiary, Xalted Information, we provide advanced software solutions that enable companies and public organizations, including governments and law enforcement agencies, to capture, manage and analyze structured and unstructured data to enhance business and operational performance and address security threats. The two principal markets that our software solutions address are the telecom security market and the homeland security market. Xalted includes law enforcement as part of the homeland security market. Our current and past geographic focus is on India and the surrounding countries in Asia, Africa, and the Middle East.

Our software products are developed internally. In some cases we incorporate software licensed from Oracle Corporation, BMC Corporation or other third-party suppliers specified by our customers. Our software is licensed to our customers and is not integrated with hardware products at the time of sale.

In the telecom security market, we provide four software modules that address different aspects of the telecom security market: revenue maximization, revenue assurance, fraud management and OSS/BSS (short for operations support systems and business support systems). The revenue maximization module allows a telecom service provider to identify trends in the usage of various services provided, so that it can tailor its service offering to maximize revenue. Revenue assurance locates potential users that are trying to use portions of the telecom service provider’s system capabilities without being a valid user of those services. The software module identifies illegal users, allowing the telecom service provider to take appropriate measures, generally comprised of locking the user out of a specific service or service package within the service network. The fraud management system module, or FMS, identifies a larger scale attempted use of the telecom service provider’s network by an individual or individuals who are not valid network users. The operations support systems, or OSS, and business support systems, or BSS, are business management tools that allow a telecom service provider to develop and deploy a new service offering more rapidly. The module automatically accounts for potential equipment limitations in the roll-out of a new service offering. The term OSS is commonly used to describe network systems dealing with the telecom network itself, as well as supporting processes such as maintaining network inventory, provisioning services, configuring network components and managing faults.

Our telecom security customers include major telecom companies and organizations in India, such as Bharat Sanchar Nigam Ltd., or BSNL, Mahanagar Telephone Nigam Limited, or MTNL, and the Centre for Development of Telematics, or CDOT, the telecom technology development center of the Government of India. BSNL is India’s oldest and largest communications service provider and one of its largest cellular service providers. It has footprints throughout India, except for the metropolitan cities of Mumbai and New Delhi, which are managed by MTNL. Telecom customers outside of India include Mozambique Cellular, or Mcel, Nepal Telecom, Nepal Satellite Telecom, Telecom Italia and Hutchison 3G.

In the homeland security market, our security solutions are used by governments and law enforcement agencies in their efforts to protect people and property and combat terrorism and crime. Our homeland security customers include the national Government of India and local and regional law enforcement agencies and bodies in India, such as the Anti-Terrorist Squads in Mumbai, Maharashtra and Goa, the STF or special task force in Uttarakand, and the Cyber Crime division of the Thane District Police.

Our sales consist of licenses of software, as well as, in some cases, service fees for installation, commissioning, testing, training and/or ongoing technical support for our software modules. The terms of our licenses with our customers vary widely, but typically include progress payments based on performance benchmarks and a final payment after commissioning, testing and acceptance by the customer.

Our corporate headquarters are located in Menlo Park, CA. We also have two operational centers in India. The telecom security operations group is located in Bangaluru, India. The homeland security operations are located in Mumbai, India. The Company’s sales offices are located in Delhi, India.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

  Information technology spending. We are heavily dependent on our customers’ decisions with regard to spending on information technology. As a general proposition, spending in this area is considered important by our customers, including our government customers, but can be affected adversely by changes in national, regional and global economic conditions.

  Product offering and pricing. Our business depends, in large part, on our ability to successfully introduce new products, services and technologies to consumers, the frequency of such introductions, the level of consumer acceptance, and the related impact on the demand for existing products, services and technologies. We strive to offer new products to address changing consumer tastes and preferences and intend to maintain competitive pricing in order to gain additional market share and revenue growth.

  Market acceptance of our homeland security solutions. Our homeland security solutions are in an early market stage where the value of our products and services is still in the process of gaining market acceptance. We believe that our future growth depends in part on the continued and increasing acceptance of the value of our homeland security solutions.

  Global and regional security concerns. Much of our business consists of providing software solutions to government and private agencies to deal with security and law enforcement concerns, including domestic and international terrorism. To the extent our customers are located in regions around the world where crime, terrorism and other national security concerns are on the rise, we would anticipate an increased demand for our products and services.

  Political instability. In many regions of the world, political instability is accompanied by heightened concerns relating to domestic and international security. To the extent our customers are located in these regions, we would anticipate an increased demand for our products.

Taxation

Kranem Corporation and Xalted Networks are subject to United States tax. No provision for income taxes in the United States has been made as these companies have no income taxable in the United States.

In India the corporate income tax rate for an Indian company is a flat rate of 30%. For companies with a gross revenue in excess of Rs. 10,000,000 (approximately $226,400), there is a 5% surcharge. There is also an education fee of 3%, which is applied to both the corporate tax and surcharge. The combination of these three corporate taxation items produces an effective tax rate for Indian companies with gross revenue in excess of Rs. 10,000,000 of 32.5% . Due to the various tax holidays enjoyed by Xalted Information Systems, Xalted is currently paying a corporate tax rate of approximately 12%. However, the current tax rate will begin to increase during 2011 as the first of the tax holidays begins to expire. Based on the Indian corporate tax rate and the distribution of income among our business units, we believe that our average tax rate across all our Indian business units will rise gradually from about 20% in 2011 to 30% in 2019.

Xalted Information has ongoing disputes with Indian income tax authorities relating to tax treatment of certain items. These mainly include disallowed expenses, tax treatment of certain expenses claimed by Xalted Information as deductions, and computation of, or eligibility for certain tax incentives or allowances. Xalted Information is contesting the Income Tax Officer’s order for the denial of Section 10A benefits claimed by the Company under the Indian Income Tax Act, 1961. The estimated contingency amounts to $224,949 as of December 31, 2010 and $141,592 as on December 31, 2009. We believe Xalted Information has strong merits for this petition and hence it will not have the material adverse affect on Xalted Information’s results of operations, liquidity or financial position.

Results of Operations

Three and Six Months Ended June 30, 2011 and 2010

We recorded net income of $68,693 and $64,663 for the three and six months ended June 30, 2011, respectively, compared to net loss of ($6,304) for the three months ended June 30, 2010 and ($7,304) for the six months ended June 30, 2010. On a basic and diluted per share basis, net income was $0.01 and $0.01 for the three and six months ended June 30, 2011, respectively, compared to net loss of ($0.00) and ($0.00) for the three and six months ended June 30, 2010, respectively. We may incur net losses in future periods due to future spending and fluctuations in our business, and we may not achieve or maintain sustained profitability in the future.

Revenues

Comparison of the Three- and Six-Month Periods Ending June 30, 2011 and 2010
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue	$526,664	$0	$526,664	$0
Cost of Revenue	166,749	0	166,749	0
Gross Profit	359,915	0	359,915	0
Operating Expenses	391,618	6,304	395,648	7,304
Operating Loss	$(31,703)	$(6,304)	$(35,733)	$(7,304)
Other Income/Expense	22,304	0	22,304	0
Income before Income Taxes	$(9,399)	$(6,304)	$(13,429)	$(7,304)

Revenues. We generate revenues from sales of our integrated information security products and through the related after-sales services. Our revenues were $526,664 and $526,664 for the three and six months ended June 30, 2011, respectively, compared to $0.00 and $0.00 for the three and six months ended June 30, 2010, respectively. The increase was primarily due to the acquisition of Xalted Networks, Inc. on May 13, 2011

Cost of revenue. Our cost of revenue primarily consists of the purchase of third party software and deployment costs. Cost of revenue increased $166,749, for the three months ended June 30, 2011, compared to the three months ended June 30, 2010. Cost of revenue increased $166,749 for the six months ended June 30, 2011, compared to the six months ended June 30, 2010. These increases were mainly due to the increase was primarily due to the acquisition of Xalted Networks, Inc. on May 13, 2011

Gross profit and gross margin. Our gross profit is equal to the difference between our revenues and our cost of revenue. Our gross profit increased $359,915 for the three months ended June 30, 2011, compared to the three months ended June 30, 2010. Our gross profit increased $359,915 for the six months ended June 30, 2011, compared to the six months ended June 30, 2010. The increase in the gross margin was primarily due to the acquisition of Xalted Networks, Inc. on May 13, 2011

Selling and marketing expenses. Our selling and marketing expenses consist primarily of compensation and benefits to our sales and marketing staffs, business travels after-sale support, transportation costs and other sales related costs. Selling and marketing expenses increased by $46,231for the three months ended June 30, 2011, compared to the three months ended June 30, 2010. Our selling and marketing expenses increased by $46,231 for the six months ended June 30, 2011, compared to the six months ended June 30, 2010. The increase was primarily due to the acquisition of Xalted Networks, Inc. on May 13, 2011.

General and administrative expenses. General and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operations. General and administrative expenses increased by $229,719 for the three months ended June 30, 2011, compared to the three months ended June 30, 2010; and increased by $229,749, for the six months ended June 30, 2011, compared to the six months ended June 30, 2010. As a percentage of total operating expenses, general and administrative expenses decreased to 56.9% for the three months ended June 30, 2011, from 100.0% for the three months ended June 30, 2010; and decreased to 57.4% for the six months ended June 30, 2011, from 100.0% for the six months ended June 30, 2010. The decrease was due to the acquisition of Xalted Networks, Inc. on May 13, 2011.

Total other income (expenses). We had $22,304 in total other income in the three months ended June 30, 2011, as compared to $0.00 in total other income in the three months ended June 30, 2010; and had $22,304 in total other income in the six months ended June 30, 2011, as compared to $0.00 in total other income in the six months ended June 30, 2010.

Income before income taxes. Our income before income taxes decreased by $3,095 to ($9,399) for the three months ended June 30, 2011, compared to ($6,304) for the three months ended June 30, 2010. Our income before income taxes decreased by $6,125 to $13,429 for the six months ended June 30, 2011, compared to ($7,304) for the six months ended June 30, 2010.

Income tax expense. Income tax expense increased by $46,087 to $46,087 for the three months ended June 30, 2011, compared to $0.00 for the three months ended June 30, 2010. Income tax expense increased by $46,087 to $46,087 for the six months ended June 30, 2011, compared to $0.00 for the six months ended June 30, 2010. The increase was mainly due to the acquisition of Xalted Networks, Inc. on May 13, 2011

Net income. As a result of the factors described above, net income decreased by $49,182 to $55,486 for the three months ended June 30, 2011, compared to ($6,304) for the three months ended June 30, 2010. Net income decreased by $52,212 to ($59,516) for the six months ended June 30, 2011, compared to ($7,304) for the six months ended June 30, 2010.

Liquidity and Capital Resources

As of June 30, 2011, we had cash and cash equivalents of $181,868, compared to $143 as of December 31, 2010. In addition, we had other financial assets available for sale of $410,614 at June 30, 2011, compared to $0.00 at June 30, 2010. To date, we have financed our operations primarily through cash flows from operations, augmented by equity contributions by our stockholders. As of June 30, 2011, $181,868 of cash and cash equivalents were held in India. We do not anticipate the need to repatriate any material amounts of the cash, cash equivalents and financial assets to the United States, but to the extent amounts are repatriated, we would become subject to tax in the United States on such amounts.

The following table sets forth a summary of our cash flows for the periods indicated:
Cash Flow
	As of June 30,
	2011	2010
Net cash provided by (used in) operating activities	$51,224	$(9,554)
Net cash provided by (used in) investing activities	76,157	0
Net cash provided by (used in) financing activities	54,344	9,600
Effect of exchange rate changes on cash balance	0	0
Net increase in cash and cash equivalents	181,725	46
Cash and cash equivalents at beginning of the period	143	0
Cash and cash equivalents at end of the period	181,868	46

Operating Activities

In March 2010, Xalted Information sold certain assets relating to its former hardware business, having a value of $10,537,722, to Xalted Technologies Pvt. Ltd., or Xalted Technologies, in exchange for the payment to Xalted Technologies of $170,088 and the assumption by Xalted Technologies of certain related liabilities of Xalted Information in the amount of $10,707,810. Because our business no longer needed the assets which were transferred, and because the net cost of the disposal of the assets was not material, we do not believe this transaction had or will have a material impact on our business.

The Company currently has $3,900,248 and $0.00 of accounts receivable that have been outstanding for more than a year as on June 30, 2011 and June 30, 2010, respectively, out of which $216,284 and $0.00 is covered by the allowance for doubtful accounts as on June 30, 2011 and June 30, 2010, respectively. Our accounts receivable in India are entirely from customers which government agencies or government-owned entities. The age of our receivables is not unusual in government-related commercial transactions in India, although it would be unusual in purely private situations. We do not anticipate the age of these receivables and this pattern in government contracting in India to have an adverse impact on our growth because we have taken these patterns into account in our forward planning.

Net cash used in operating activities was $113,204 in the six months ended June 30, 2011, as compared to ($9,554) in the six months ended June 30, 2010. The increase in net cash used by the operating activities was mainly due to the Company’s acquisition of Xalted Networks, Inc. on May 13, 2011.

Investing Activities

Net cash used by investing activities was $64,521 in the six months ended June 30, 2011, as compared to $0.00 in the six months ended June 30, 2010. The decrease in net cash from investing activities in 2011 is attributed to acquisition of Xalted Networks, Inc. on May 13, 2011.

Financing Activities

Net cash used by investing activities was $4,000 in the six months ended June 30, 2011, as compared to $9,600 in the six months ended June 30, 2010. The decrease in net cash from financing activities in 2011 is attributed to decrease in capital contributions as a result of the acquisitiono f Xalted Networks, Inc. on May 13, 2011.

Loan Commitments

The Company does not have any loan commitments, except for a one-year convertible promissory amount in the principal amount of $400,000, held by Investco, a British Virgin Islands company, having a maturity date of June 29, 2012.

We anticipate that our cash on hand and cash flow from operations will meet our present ongoing cash needs. The Company may require additional cash resources, including loans, to meet its working capital needs for the next 12 months; should the Company decide to pursue a potential acquisition. We may, however, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to ramp up our marketing efforts and increase brand awareness, or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Obligations under Material Contracts

We have no other long term debt, capital or operating lease or fixed purchase obligations.

Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor price changes in our industry and continually maintain effective cost control in operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introduction.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

Basis of preparation: The financial statements of Xalted are prepared in accordance with Generally Accepted Accounting Principles in the United States (“US GAAP”). The financial statements are presented in United States Dollars ($). The financial statements are prepared for the quarter ended June 30, 2011 with comparatives for the previous calendar year (2010). The purpose of preparation of these financial statements is for submission to the parent company for consolidation purpose. It being the first time that the quarterly financial statements are prepared as per US GAAP, the balances of assets and liabilities as on June 30, 2011 have been reinstated to conform with the recognition and measurement principles of US GAAP.

Use of estimates: The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as on the date of the financial statements and the reported amount of revenues and expenses during the reported period. Examples of such estimates include: project completion dates, time and cost required to complete projects for purposes of revenue recognition and future revenue, expense and cash flow estimates for purposes of impairment analysis and loss contract evaluation, allowance for doubtful debts, obligations under employee benefit plans, valuation allowances on deferred tax assets, useful lives of premises and equipment (fixed assets) and income taxes. Actual results could differ materially from those estimates.

Foreign Currency:

Initial measurement: The transactions in foreign currency are recorded in functional currency at the exchange rates between foreign currency and functional currency prevailing as on the date of the transactions.

Subsequent measurement: Foreign Currency monetary Assets and liabilities are translated into functional currency at year end exchange rates. Gains or losses resulting from foreign exchange transactions are recorded in the Statements of Comprehensive Income (Loss) within other income (expense), net.

As the functional currency of the company is Indian Rupee (Rs), to present the financial statement in United States Dollars ($), the results and financial position are translated as follows:

  Assets and liabilities except equity and retained earnings are translated at the closing exchange rate at the date of the Balance Sheet.

  Income and expenditure for each income statement are translated at quarterly average exchange rate during each period.

  Equities are translated at the rate of date of acquisition.

All resulting exchange differences are recognized as a component of equity.

Revenue Recognition: Revenue from software services consist of revenues earned from services performed either on a time-and-material basis or under fixed price contracts. Revenues earned from services performed on a “time and material” basis are recognized as services are performed on the basis of billable time spent by employees working on the project, priced at the contracted rate. Revenue from Software development on fixed-price, where there is no uncertainty as to the measurement or collectability of consideration that will be derived on completion of the contract, is recognized as per the percentage of completion method as determined based on the certification of the Technical Head of the respective project. Revenue recognition using the percentage of-completion method in conformity with ASC Topic 605, is based on the guidance in ASC Topic 985, Software Revenue Recognition, to account for revenues under fixed price arrangements for software development and related services. Losses on such contracts are recognized when probable. Revenues in excess of billings are recognized as accrued income in the balance sheet; to the extent billings are in excess of revenues recognized, the excess is reported as deferred revenues in the balance sheet.

In accordance with ASC Topic 605, “Income Statement Characterization of reimbursements received for “Out-of-Pocket” Expenses Incurred”, Xalted accounts for reimbursements for out-of-pocket expenses incurred as revenues in the Statement of Income.

All revenues are recognized only when collectability of the resulting receivable is reasonably assured, and are reported net of discounts and indirect and service taxes.

Deferred revenue includes payments that have been received and recorded prior to performance.

Cost of revenues and R&D, selling, general and administrative expenses: Cost of revenues primarily include the compensation cost of technical staff, consultancy charges, depreciation and amortization on dedicated assets and system software, application software costs, travel costs, data communication expenses and other attributable expenses incurred that are related to the generation of revenue. R&D, selling, general and administrative expenses generally include the compensation costs of software development, sales, management and administrative personnel, travel costs, advertising, professional charges, rent, repairs, electricity, office maintenance expenses and other general expenses not attributable to cost of revenues.

Cash and cash equivalents: We consider investments in highly liquid instruments that are purchased with remaining maturities, of three months or less to be cash equivalents. Cash and claims to cash that are restricted as to withdrawal or use in the ordinary course of business is classified separately under other current and non-current assets.

Fair value of financial instruments: Effective April 1, 2009, Xalted adopted ASC Topic 820 limited to financial assets and liabilities, which primarily relate to Xalted’s investments. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable and consists of the following three levels:

Level 1- Inputs are quoted prices in active markets for identical assets or liabilities.

Level 2- Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

Level 3- Inputs which are unobservable reflecting internal assumptions are used in pricing assets or liabilities.

Accounts Receivable: Accounts receivable represent trade receivables, net of allowance for doubtful accounts. The allowance for doubtful accounts represents the Company’s best estimate of receivables that are doubtful of recovery based on a specific identification basis. The Company currently has $3,900,248 and $0.00 of accounts receivable that have been outstanding for more than a year as on June 30, 2011 and December 31, 2010, respectively, out of which $216,284 and $0.00 is covered by the allowance for doubtful accounts as on June 30, 2011 and December 31, 2010, respectively.

Inventories: Inventories are work in progress, which are valued based on the percentage of work completed / consumption. Cost includes cost of hardware / software, related employees costs and overhead costs up to the date of financial statement.

Premises, equipment and depreciation: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives. The estimated useful lives of assets are as follows:

Estimated Useful Life
Computer & Peripherals	3 to 5 years
Communication Equipments	3 to 7 years
Lab Equipment	5 to 10 years
Office Equipment	5 years
Motor Vehicle	6 years
Air Conditioner	7 years
Furniture and Fittings	10 years
Digital Loop Carriers	3 years
Leasehold improvements	Shorter of Lease period or estimated useful life

Intangible Assets: Xalted amortizes intangible assets over their estimated useful life on a straight-line basis unless such life is deemed indefinite. The intangible asset of the Company is comprised of software that is for internal use. Software product development costs are expensed as incurred unless technical and commercial feasibility of the project is demonstrated, future economic benefits are probable, we have the intention and ability to complete and use or sell the software and the costs can be measured reliably. The costs which can be capitalized include the cost of material, direct labor, overhead costs that are directly attributable to preparing the asset for its intended use. Research and development costs and software development costs incurred under contractual arrangements with customers are accounted as cost of sales.. Amortization of internal use software begins when the software is placed in use and continues on the straight-line method generally over a life of five years.

Amortizable intangible assets are amortized over their estimated useful lives in proportion to the economic benefits consumed in each period. The estimated useful life of the Intangible assets is 5 years.

Impairment of long-lived assets: Long-lived assets and assets group, including certain identifiable intangible assets, to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Such assets are considered to be impaired if the carrying amount of the assets is higher than the future undiscounted net cash flows expected to be generated from the assets. The impairment amount to be recognized is measured by the amount by which the carrying value of the assets exceeds its fair value. Assets held-for-sale is reported at the lower of the carrying value or the fair value less costs to sell. However, based on the above exercise no adjustment on account of impairment is required.

Investments: Xalted classifies investments in mutual funds with readily determinable fair market values as available-for-sale securities and is recorded at fair value. Accordingly, such securities are carried at fair value. Realized gains and losses and decline in value considered to be other-than-temporary are included in other income. The cost of securities sold is determined on the first-in-first-out (FIFO) method. Interest and dividends on securities classified as available-for-sale are included in other income. The company does not have any securities classified as trading.

Borrowing Cost: Borrowing costs directly attributable to the acquisition of qualifying asset are capitalized, till the asset is put to use, as part of the cost of the asset. Other borrowing costs are recognized as an expense in the period in which they are incurred.

Income taxes: Income tax expense comprises current tax expense and the net change in the deferred tax asset or liability during the year.

Current income taxes: The current income tax expense includes Indian income taxes payable for Xalted after taking credit for benefits available for operations in Software Technology Parks (or STPs) and export earnings, and after offsetting benefits under tax avoidance treaties for foreign taxes payable in overseas jurisdictions. Current income tax payable is computed in accordance with the tax laws applicable in India. The amounts paid are generally available for offset as tax credits in India towards the income tax liability.

Payments of advance taxes and income taxes payable in the same tax jurisdictions are offset.

Deferred income taxes: Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of assets and liabilities and their respective tax bases, operating loss carry forwards and tax credits. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period of change.

Uncertain tax positions are recognized using the more likely-than-not threshold determined solely based on technical merits that the tax positions will sustain upon examination. Tax positions that meet the recognition threshold are measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement with relevant taxing authority that has full knowledge of all relevant information.

Earnings per share: In accordance with the provisions of ASC Topic 260, “Earnings per Share”, basic earnings per share are computed by dividing net income attributable to shareholders of Xalted by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed on the basis of the weighted average number of common and dilutive common equivalent shares outstanding during the period.

Cash flow statement : The cash flow statement has been drawn up in accordance with the indirect method, classifying cash flows as cash flows from operating, investing and financing activities. The effect of currency translation has been given to various items of cash flow statement. The difference between the net cash flow and the change in Cash and cash equivalents in the balance sheet due to exchange rate differences are disclosed separately as part of the reconciliation of the net cash flow and the balance sheet change in Cash and cash equivalents.

Employment benefits:

Provident fund: In accordance with Indian law, all employees are entitled to receive benefits under the Provident Fund, which is a defined contribution plan. Both the employee and the employer make monthly contributions to the plan at a predetermined rate (presently 12%) of the employees’ basic salary. Xalted has no further obligations under the plan beyond its monthly contributions. These contributions are made to fund administered and managed by the Government of India. Xalted’s monthly contributions are charged to income in the period it is incurred.

Employees state insurance fund: In addition to the above benefit, all employees in India who are drawing gross salary of less than Rs. 15,000 per month are entitled to receive benefit under employee state insurance fund scheme. The employer makes contribution to the scheme at a predetermined rate (presently 4.75%) of employee’s gross salary. Xalted has no further obligations under the scheme beyond its monthly contributions. These contributions are made to fund administered and managed by the Government of India. Xalted’s monthly contributions are charged to income in the year it is incurred.

Gratuity plan: In addition to the above benefits, Xalted provides for a gratuity obligation, a defined benefit retirement plan (the “Gratuity Plan”) covering all its employees in India. The Gratuity Plan provides a lump sum payment to vested employees at retirement or termination of employment based on the respective employee’s salary, and the years of employment with Xalted. Xalted provides for the Gratuity Plan on the basis of actuarial valuation. Xalted makes yearly contributions under the gratuity plan administered and managed by the Life Insurance Corporation of India (‘LIC’). Gratuity payable is recognized in the Balance Sheet. Gratuity payable is measured as the difference between the fair value of plan assets with LIC and the projected benefit obligation at December 31, the measurement date. (Gains)/losses arise as a result of differences between actual experience and assumptions or as a result of changes in actuarial assumptions. These are recognized as and when they arise. Net periodic gratuity cost is recorded in the Statement of Income and includes service cost, interest cost, and return on plan assets. Actuarial gains/losses are recognized in Other Comprehensive Income statement.

Leave Encashment: The Company has other long term employee benefits in the nature of leave encashment (Compensated Absences). The liability in respect of leave encashment is provided for on the basis of actuarial valuation made at end of the calendar year, as the said schemes meet the requirement of relevant ASC.

Dividends: Final dividend on the common stock is recorded as a liability on the date of declaration by the stockholders. Interim dividends are recorded as a liability on the date of declaration by the board of directors.

Warranty Costs: The Company provides for the estimated costs of fulfilling their obligations for contracts under warranties at the time the related revenue is recognized. The Company regularly evaluates the estimates to assess the adequacy of the recorded warranty liabilities and adjust the amount as necessary.

Recent Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements issued and has concluded that none of them will have a material impact on the Company’s financial position, results of operations or cash-flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

In April 2010, a petition was filed against Xalted Information Systems in the High Court of Karnataka at Bangalore by Arasor Corporation, a Delaware company. The High Court is the principal civil court of original jurisdiction in the Indian state of Karnataka, sitting in the city of Bangalore. The petition sought an order under Sections 433 and 434 of the Companies Act of 1956 for the winding up of Xalted Information Systems, based on allegations that Xalted Information Systems did not pay for communications equipment sold and shipped to Arasor. We maintain the Company never received the equipment which is alleged to have been shipped to us. This type of claim, and the type of relief sought, is not unusual in India.

The petition was heard by a single judge, sometimes also called a “single bench judge,” in the High Court in Karnataka. Any judicial panel comprised of fewer than all the judges in a given court is referred to in India as a “Division Bench.” The single-judge court found in favor of Arasor and against Xalted Information on November 10, 2010. On December 14, 2010, Xalted Information filed an appeal of that decision before a two-judge panel, or “Bench, of the same High Court. On January 19, 2011, the two-judge panel stayed the November 10, 2010 order of the single judge and all further proceedings in the action filed by Arasor, pending the appeal.

After submission of written arguments, a hearing on the appeal was conducted in March 2011, a further hearing was set for June 9, 2011, and the earlier stay was continued during the pendency of the appeal. In June 2011, Xalted Information filed an additional application with the two-judge panel to request dismissal of the claims against it on the basis that Arasor’s corporate status was “void” in Delaware and “forfeited” in California, and that Arasor therefore was without corporate power and authority to maintain or prosecute the action. Arasor has not objected to this request. The matter was expected to be heard during the summer of 2011, but has not yet been heard.

Our India lawyers have informed us that they believe Xalted Information has a reasonably strong legal position and a good chance of success in the present proceedings before the appellate court. However, if we are unsuccessful in defending ourselves against the claim, Xalted Information could be subject to judicial liquidation in India.

We are currently not aware of any other legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Please see our current report on Form 8-K, filed with the SEC on July 7, 2011, which is incorporated herein by reference.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the period covered by this report, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

Except as noted below, the following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Statement of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Statement of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)

The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 22, 2011

KRANEM CORPORATION

By: /s/ Ajay Batheja

Ajay Batheja, Chief Executive Officer
(Principal Executive Officer)

By: /s/ Edward Miller

Edward Miller, Chief Financial Officer
(Principal Financial and Accounting Officer)