Form 10-Q/A
period 2011-06-30
KRANEM CORP
filed 2011-09-14
CIK 1309764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
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

i

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Kranem Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 22, 2011 (the "Form 10-Q"), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

PART II
OTHER INFORMATION

ITEM 6. EXHIBITS.

Except as noted below, the following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
101*	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010, (ii) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010 (unaudited), (iii) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 (unaudited) and (iv) Notes to the Consolidated Financial Statements.

*In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 14, 2011

KRANEM CORPORATION

By: /s/ Ajay Batheja

Ajay Batheja, Chief Executive Officer
(Principal Executive Officer)

By: /s/ Edward Miller

Edward Miller, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
101*	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010, (ii) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010 (unaudited), (iii) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 (unaudited) and (iv) Notes to the Consolidated Financial Statements.

*In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.