Form 10-Q/A
period 2011-06-30
KRANEM CORP
filed 2011-10-14
CIK 1309764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q/A
Amendment No. 2

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Yes [   ]    No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, no par value	39,888,750

EXPLANATORY NOTE

Kranem Corporation (the “Company”) is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q (the “Amendment”) to restate its consolidated financial statements for the three months ended June 30, 2011 included in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, previously filed with the Securities and Exchange Commission on August 22, 2011 (the “Original Filing”).

For purposes of the Amendment, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Original Filing that was affected by the restatement has been amended and restated in its entirety. Unless otherwise indicated, this report speaks only as of the date that the Original Filing was filed. No attempt has been made in this Amendment to update other disclosures presented in the Original Filing. This Amendment does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures except that this Amendment updates the status of the Company’s litigation with Arasor.

KRANEM CORPORATION
TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

KRANEM CORPORATION
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2011
(Unaudited)

		Consolidated	Consolidated
	Note	30-Jun-11	31-Dec-10
		US $ (Restated)	US $
ASSETS
Current Assets:
Cash and cash equivalents		181,868	545,374
Available for sale financial assets		410,614	172,538
Financial assets	7A	1,014,170	455,856
Accounts receivable, net of allowance for doubtful debts	7B	4,770,776	5,422,724
Accounts receivable - related parties	7B	1,490,000	-
Inventories		82,477	145,023
Deferred tax assets, net	7	108,585	123,838
Current tax assets net of provision for income tax		163,860	463,021
Prepaid expenses and other current assets		101,121	176,712
Total Current Assets		8,323,471	7,505,086
Non-Current Assets:
Property, plant and equipment, net	7C	169,653	1,001,511
Intangible assets, net	7D	1,549,902	47,730
Financial assets	7A	290,158	81,925
Deferred tax assets, net		13,844	3,202
Other non-current assets		172,925	173,071
Total Non-Current Assets		2,196,482	1,307,439
TOTAL ASSETS		10,519,953	8,812,525

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Accounts payable		1,160,082	1,473,734
Accounts payable - related parties		1,025,412	1,078,831
Deferred revenues		416,112	88,215
Short-term note		400,000	-
Short-term loan - related parties		364,420	-
Current tax liability, net of tax assets		-	156,451
Other current liabilities		545,934	904,661
Total Current Liabilities		3,911,960	3,701,892
Non-Current Liabilities:
Long-term debt		-	-
Deferred tax liability		-	-
Long- term provisions	7E	94,466	92,862
Total non-current liabilities		94,466	92,862
STOCKHOLDERS' EQUITY		-	-
Preferred Stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding	8	-	-
Common Stock, no par value, 50,000,000 shares authorized, 39,888,750 shares issued and outstanding	8	1,583,113	472,004
Additional paid-in-capital		-	-
Retained earnings		4,616,964	4,249,737
Currency translation reserve		291,147	281,015
Accumulated other comprehensive income		22,303	15,015
Total Stockholders' Equity		6,513,527	5,017,771
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY		10,519,953	8,812,525

The accompanying Notes are an integral part of the Financial Statements

KRANEM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
AS OF JUNE 30, 2011
(Unaudited)
(Restated)

		Three Months Ended		Six Months Ended
	Note	30-Jun-11	30-Jun-10	30-Jun-11	30-Jun-10
		US $	US $	US $	US $
REVENUES
Income from Operations		1,013,041	1,606,145	2,304,968	5,508,573
COST OF REVENUES		384,463	723,936	698,114	3,095,212
GROSS PROFIT		628,578	882,209	1,606,854	2,413,361
OPERATING EXPENSES
Research & Development		244,309	254,011	509,391	541,608
Selling and Marketing		85,858	77,204	154,706	177,093
General and Administrative Expenses		332,548	148,527	454,096	254,299
Total Operating Expenses		662,715	479,742	1,118,193	973,000
OPERATING INCOME/(LOSS)		(34,137)	402,467	488,661	1,440361
Finance Costs		117,931	(200)	(45,738)	(200)
Non Operating Income		114,833	41,500	185,101	209,092
Income before Income Taxes		198,627	443,767	628,024	1,649,253
Tax Expenses	7F	138,137	79,311	141,915	210,262
Net Income		60,490	364,456	486,109	1,438,991
Earnings per Equity share	7G
Basic		0.00	0.02	0.02	0.07
Diluted		0.00	0.02	0.02	0.07
Weighted average number of equity shares used in computing earnings per equity share
Basic		27,819,066	21,335,625	24,595,255	21,335,625
Diluted		27,819,066	21,335,625	24,595,255	21,335,625

The accompanying Notes are an integral part of the Financial Statements

KRANEM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
AS OF JUNE 30, 2011
(Unaudited)
(Restated)

	SIX MONTHS ENDED

	30-Jun-11	30-Jun-10
	US $	US $
Cash flows from Operating Activities:
Net Income	486,109	1,438,991
Adjustments:
Depreciation and amortization	74,837	87,056
Loss/(Profit) on sale of Property, Plant and Equipment	10,741	(1,961)
Provision for Taxation	137,053	221,278
Dividend Income	(8,115)	-
Deferred Taxes	4,862	(11,040)
Currency Translation Reserve	5,296	-
Fair value Adjustments	(845)	(19,708)
Others , net	-	-
Interest (Accrual) / Reversal on Fixed Deposits	(6,507)	(1,778)
Provision for Gratuity and Leave Encashment	23,869	41,853
Amortization of Prepaid Rent	5,428	4,441
Gain on liabilities w/o in acquisition	(124,179)	-

Changes in Asset / Liabilities
(Increase)/Decrease in other Non current Assets	(1,046)	255,853
(Increase)/Decrease in Inventories	44,679	1,825,996
(Increase)/Decrease in Trade Receivables	(914,187)	2,867,715
Increase/(Decrease) in Tax Assets	5,406	(180,702)
(Increase)/Decrease in Financial Assets	2,033	-
(Increase)/Decrease in Prepaid and other current Assets	75,591	3,778,232
Increase/(Decrease) in Long term Provisions	(5,922)	(25,697)
Increase/(Decrease) in Trade Payable	(355,436)	(10,947,243)
Increase/(Decrease) in Deferred Revenues	327,897	(629,990)
Increase/(Decrease) in Short Term Loans	447,905	(25,473)
Increase/(Decrease) in Other Current Liabilities	(51,831)	(127,666)
Net Cash from Operating Activities	183,638	(1,449,843)

Cash flows from Investing Activities:
Investments in Fixed Deposits placed with Banks	-	(230,370)
Withdrawal of Fixed Deposits placed with Banks	-	1,580,867
Investment in Mutual Fund Units	(1,097,324)	-
Redemption of Mutual Fund Units	867,225	-
Proceeds from Sale of Fixed Assets	100,784	1,961
Expenditure on property, plant and equipment	(18,581)	(38,802)
Acquisition of Assets	(5,831,375)	-
Net Cash from Investing Activities	(5,979,271)	1,313,656
Cash flows from Financing Activities:
Donated Capital	-	-
Increase/(Decrease) in Short Term Loans	5,431,375	-
Net Cash from Financing Activities	5,431,375	-

Net Increase / (decrease) in cash and cash equivalents during the period	(364,258)	(136,187)

Cash and cash equivalents at the beginning of the period	545,374	397,987

Effect of exchange rate changes on cash and cash equivalents	752	683
Cash and Cash Equivalents at the end of the period	181,868	262,483

The accompanying Notes are an integral part of the Financial Statements

KRANEM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements restated the unaudited interim financial statements for the three month period ended June 30, 2011 included in the Company’s quarterly report on Form 10-Q filed on August 22, 2011. The restatement was to reflect the new accounting treatment of the Xalted Networks, Inc. transaction described below.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the period ended December 31, 2010 and notes thereto included in the Company’s Amended Form 8-K filed on July 29, 2011. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Restatement

The Company has corrected its accounting for the Share Exchange Agreement with Xalted Networks, Inc, from an acquisition method of accounting to reverse recapitalization basis of accounting, see Note 3 for additional discussions. The Financial Statements for the periods ended June 30, 2011 and 2010 have the following restatements;

Extract from the Financial Statements and Restatement

1.	Extract from Statement of Operations

Statement of Operations	Three Months Ended			Three Months Ended
	30-Jun-11	Error	30-Jun-11	30-Jun-10	Error	30-Jun-10
	US $	Correction	US $	US $	Correction	US $
	(Unaudited)			(Unaudited)
	(Previously		(Unaudited)	(Previously		(Unaudited)
	Stated)		(Restated)	Stated)		(Restated)
REVENUES
Income from Operations	526,664	486,377	1,013,041		1,606,145	1,606,145
COST OF REVENUES	166,749	217,714	384,463		723,936	723,936
GROSS PROFIT	329,915	298,663	628,578		882,209	882,209
OPERATING EXPENSES
Research & Development	122,364	121,945	244,309		254,011	254,011
Selling and Marketing	46,231	39,627	85,858		77,204	77,204
General and Administrative Exp.	233,023	99,525	332,548	6,304	142,223	148,527
Total Operating Expenses	391,818	270,895	662,713	6,304	473,438	479,742
OPERATING INCOME/(LOSS)	(31,703)	(2,434)	(34,137)	(6,304)	408,771	402,467
Finance Costs	(1,430)	119,361	117,931		(200)	(200)
Non Operating Income	147,913	(33,080)	114,833		41,500	41,500
Income before Income Taxes	114,780	83,847	198,627	(6,304)	450,071	443,767
Tax Expenses	46,097	92,040	138,137		79,311	79,311
Net Income	68,093	(7,603)	60,490	(6,304)	370,760	364,456
Earnings per Equity share
Basic	0.00	0.00	0.00	(0.00)	0.02	0.02
Diluted	0.00	0.00	0.00	(0.00)	0.02	0.02
Weighted average number of equity shares used in computing earnings per equity share
Basic	33,379,130	(5,560,064)	27,819,066	21,335,625	n/a	21,335,625
Diluted	33,379,130	(5,560,064)	27,819,066	21,335,625	n/a	21,335,625

Statement of Operations	Six Months Ended			Six Months Ended
	30-Jun-11	Error	30-Jun-11	30-Jun-10	Error	30-Jun-10
	US $	Correction	US $	US $	Correction	US $
	(Unaudited)			(Unaudited)
	(Previously		(Unaudited)	(Previously		(Unaudited)
	Stated)		(Restated)	Stated)		(Restated)
REVENUES
Income from Operations	526,664	1,778,304	2,304,968		5,508.573	5,508.573
COST OF REVENUES	166,749	531,365	698,114		3,095,212	3,095,212
GROSS PROFIT	329,915	1,276,939	1,606,854		2,413,361	2,413,361
OPERATING EXPENSES
Research & Development	122,364	387,027	509,391		541,608	541,608
Selling and Marketing	46,231	108,475	154,706		177,093	177,093
General and Administrative Exp.	223,023	231,073	454,096	7,304	246,995	254,299
Total Operating Expenses	391,618	726,575	1,118,193	7,304	965,696	973,000
OPERATING INCOME/(LOSS)	(31,703)	520,364	488,661	(7,304)	1,447,665	1,440,361
Finance Costs	(1,430)	(44,308)	(45,738)		(200)	(200)
Non Operating Income	147,913	37,188	185,101		209,092	209,092
Income before Income Taxes	110,750	517,274	628,024	(7,304)	1,656,557	1,649,253
Tax Expenses	46,087	95,828	141.915		210,262	210,262
Net Income	64,663	421,446	486,109	(7,304)	1,446,295	1,438,991
Earnings per Equity share
Basic	0.00	0.02	0.02	(0.00)	0.07	0.07
Diluted	0.00	0.02	0.02	(0.00)	0.07	0.07
Weighted average number of equity shares used in computing earnings per equity share
Basic	33,379,130	(8,783,875)	24,595,255	21,335,625	n/a	21,335,625
Diluted	33,379,130	(8,783,875)	24,595,255	21,335,625	n/a	21,335,625

2.	Extract from Balance Sheet

Extract from Balance Sheet	Consolidated		Consolidated
	30-Jun-11		30-Jun-11
	US $		US $
	(Unaudited)		(Unaudited)
	(Previously	Error
	Stated)	Correction	(Restated)
STOCKHOLDERS' EQUITY
Common Stock, no par value, 50,000,000 shares authorized, 39,888,750 shares issued and outstanding	5,629,784	(4,046,671)	1,583,113
Additional paid-in-capital	1,169,414	(1,169,414)	-
Retained earnings	(294,925)	4,911,889	4,616,964
Currency translation reserve	8,465	299,612	291,147
Accumulated other comprehensive income	788	21,515	22,303
Total Stockholders' Equity	6,513,527	n/a	6,513,527
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	10,519,953	n/a	10,519,953

Balance Sheet	Consolidated		Consolidated
	31-Dec-10		31-Dec-10
	US $		US $
	(Unaudited)		(Unaudited)
	(Previously	Error
	Stated)	Correction	(Restated)
Cash and cash equivalents	143	545,231	545,374
Available for sale financial assets		172,538	172,538
Financial assets		455,856	455,856
Accounts receivable, net of allowance for doubtful debts		5,422,723	5,422,724
Inventories		145,023	145,023
Deferred tax assets, net		123,838	123,838
Current tax assets net of provision for income tax		463,021	463,021
Prepaid expenses and other current assets		176,712	176,712
Total Current Assets	143	7,504,942	7,505,086
Non-Current Assets:
Property, plant and equipment, net		1,001,511	1,001,511
Intangible assets, net		47,730	47,730
Financial assets		81,925	81,925
Deferred tax assets, net		3,202	3,202
Other non-current assets		173,071	173,071
Total Non-Current Assets		1,307,439	1,307,439
TOTAL ASSETS	143	8,812,381	8,812,525

Accounts payable	11,692	1,462,042	1,473,734
Accounts payable - related parties		1,078,831	1,078,831
Deferred revenues		88,215	88,215
Short-term loan - related parties	112,600	(112,600)	-
Current tax liability, net of tax assets		156,451	156,451
Other current liabilities		904,661	904,661
Total Current Liabilities	124,292	3,577,600	3,701,892
Long-term debt	-		-
Deferred tax liability	-		-
Long- term provisions	94,466	(1,604)	92,862
Total non-current liabilities	94,466	(1,604)	92,862
STOCKHOLDERS' EQUITY	-		-
Common Stock, no par value, 50,000,000 shares authorized, 39,888,750 shares issued and outstanding	74,230	397,774	472,004
Additional paid-in-capital	1,169,414	(1,169,414)	-
Retained earnings	(294,925)	4,544,662	4,249,737
Currency translation reserve	8,465	272,550	281,015
Accumulated other comprehensive income	288	14,727	15,015
Total Stockholders' Equity	(124,149)	5,141,920	5,017,771
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	143	8,812,381	8,812,525

3.	Extract from Statement of Cash Flow

Extract from Statement of Cash Flow	SIX MONTHS ENDED
	30-Jun-11		30-Jun-11
	US $		US $
	(Unaudited)		(Unaudited)
	(Previously	Error
	Stated)	Correction	(Restated)
Cash flows from Operating Activities:
Net Income	(64,663)	550,772	486,109
Adjustments:
Depreciation and amortization	14,140	60,697	74,837

Loss/(Profit) on sale of Property, Plant and Equipment	(11,636)	22,377	10,741
Provision for Taxation	48,205	88,848	137,053
Dividend Income	(3,915)	(4,200)	(8,115)
Deferred Taxes	(2,209)	7,071	4,862
Currency Translation Reserve	-	5,296	5,296
Fair value Adjustments	(8,157)	7,312	(845)
Interest (Accrual) / Reversal on Fixed Deposits	(844)	(5,663)	(6,507)
Provision for Gratuity and Leave Encashment	7,000	16,869	23,869
Amortization of Prepaid Rent	1,254	4,174	5,428
Gain on liabilities w/o in acquisition	(124,292)	113	(124,179)

Changes in Asset / Liabilities
(Increase)/Decrease in other Non current Assets	-	(1,046)	(1,046)
(Increase)/Decrease in Inventories	(129)	44,808	44,679

(Increase)/Decrease in Trade Receivables	(376,935)	(537,252)	(914,187)
Increase/(Decrease) in Tax Assets	(49,566)	54,972	5,406
(Increase)/Decrease in Financial Assets	(7,846)	9,879	2,033
(Increase)/Decrease in Prepaid and other current Assets	26,985	48,606	75,591
Increase/(Decrease) in Long term Provisions	3,755	(9,677)	(5,922)
Increase/(Decrease) in Trade Payable	(4,237)	(351,199)	(355,436)
Increase/(Decrease) in Deferred Revenues	413,370	(85,473)	327,897
Increase/(Decrease) in Short Term Loans	-	447,905	447,905
Increase/(Decrease) in Other Current Liabilities	68,618	(120,449)	(51,831)
Net Cash from Operating Activities	51,224	(132,414)	183,638

Cash flows from Investing Activities:
Investment in Mutual Fund Units	(111,882)	(985,442)	(1,097,324)
Redemption of Mutual Fund Units	134,258	732,967	867,225
Proceeds from Sale of Fixed Assets	-	100,784	100,784
Expenditure on property, plant and equipment	17,705	(36,286)	(18,581)
Acquisition of Assets	36,091	(5,867,466)	(5,831,375)
Net Cash from Investing Activities	76,157	(6,055,428)	(5,979,271)

Cash flows from Financing Activities:
Donated Capital	4,000	(4,000)	-
Increase/(Decrease) in Short Term Loans	50,344	5,381,031	5,431,375
Net Cash from Financing Activities	54,344	5,377,031	5,431,375

Net Increase / (decrease) in cash and cash equivalents during the period	181,725	(545,983)	(364,258)

Cash and cash equivalents at the beginning of the period	143	545,231	545,374

Effect of exchange rate changes on cash and cash equivalents	-	752	752
Cash and Cash Equivalents at the end of the period	181,868		181,868

Extract from Statement of Cash Flow	SIX MONTHS ENDED
	30-Jun-10		30-Jun-10
	US $		US $
	(Unaudited)		(Unaudited)
	(Previously	Error
	Stated)	Correction	(Restated)
Cash flows from Operating Activities:
Net Income	(7,304)	1,446,295	1,438,991
Adjustments:
Depreciation and amortization	-	87,056	87,056
Loss/(Profit) on sale of Property, Plant and Equipment	-	(1,961)	(1,961)
Provision for Taxation	-	221,278	221,278
Deferred Taxes	-	(11,040)	(11,040)
Fair value Adjustments	-	(19,708)	(19,708)
Interest (Accrual) / Reversal on Fixed Deposits	-	(1,778)	(1,778)
Provision for Gratuity and Leave Encashment	-	41,853	41,853
Amortization of Prepaid Rent	-	4,441	4,441

Changes in Asset / Liabilities
(Increase)/Decrease in other Non current Assets	-	255,853	255,853
(Increase)/Decrease in Inventories	-	1,825,996	1,825,996
(Increase)/Decrease in Trade Receivables	-	2,867,715	2,867,715
Increase/(Decrease) in Tax Assets	-	(180,702)	(180,702)
(Increase)/Decrease in Prepaid and other current Assets	-	3,778,232	3,778,232
Increase/(Decrease) in Long term Provisions	-	(25,697)	(25,697)
Increase/(Decrease) in Trade Payable	(2,250)	(10,944,993)	(10,947,243)
Increase/(Decrease) in Deferred Revenues	-	(629,990)	(629,990)
Increase/(Decrease) in Short Term Loans	-	(25,473)	(25,473)
Increase/(Decrease) in Other Current Liabilities	-	(127,666)	(127,666)
Net Cash from Operating Activities	(9,554)	(1,440,289)	(1,449,843)

Cash flows from Investing Activities:
Investments in Fixed Deposits placed with Banks	-	(230,370)	(230,370)
Withdrawal of Fixed Deposits placed with Banks	-	1,580,867	1,580,867
Proceeds from Sale of Fixed Assets	-	1,961	1,961
Expenditure on property, plant and equipment	-	(38,802)	(38,802)
Net Cash from Investing Activities	-	1,313,656	1,313,656

Cash flows from Financing Activities:
Donated Capital	9,600	(9,600)	-
Net Cash from Financing Activities	9,600	(9,600)	-

Net Increase / (decrease) in cash and cash equivalents during the period	46	(136,233)	(136,187)

Cash and cash equivalents at the beginning of the period	-	397,987	397,987

Effect of exchange rate changes on cash and cash equivalents	-	683	683
Cash and Cash Equivalents at the end of the period	46	262,437	262,483

Note 3 – History and organization of the Company

The Company was incorporated in the State of Colorado on April 18, 2002 under the name Kranem Corporation. The Company previously offered high-quality office and office supply products to businesses, educational institutions, government agencies and individuals through the Company’s website, www.learningwire.com. The Company operated its business under the “Learningwire” trade name, which is registered with the Colorado Secretary of State. However, the Company ceased its online operations in January 2006 and from that time until the consummation of the Share Exchange Agreement with Xalted Networks described below, the Company did not engage in any active operations, other than its search for a privately owned corporation to merge with or acquire.

On May 13, 2011, the Company completed a Share Exchange Agreement with Xalted Networks, Inc., or Xalted Networks, a Delaware holding company with an operating subsidiary in India. The Share Exchange Agreement with Xalted Networks, Inc. has been accounted for as a reverse recapitalization whereby a private company exchanges shares with a non-operational public company resulting in a change in control and management.  Accordingly, the historical financial data accompanying these financial statements are that of Xalted Networks, Inc., primarily its operating subsidiary in India. Since the closing of the Share Exchange Agreement, the Company has been engaged in the provision of advanced software solutions that enable companies and public organizations, including governments and law enforcement agencies, to capture, manage and analyze structured and unstructured data to enhance business and operational performance and address security threats. The two principal markets that our software solutions address are the telecom security market and the homeland security market. The Company includes law enforcement as part of the homeland security market. The Company’s current and past geographic focus is on India and the surrounding countries in Asia, Africa, and the Middle East.

The Company’s recapitalization with Xalted Networks and its operating subsidiary, Xalted Information Systems (Pvt.) Ltd., or Xalted Information, was accomplished by the forgiveness of $2,500,000 of debt issued by Xalted Network’s parent, Xalted Holding Corporation, or Xalted Holding, which we acquired from three note holders in exchange for the issuance to them of an aggregate of 14,958,280 shares of our common stock; the issuance to Xalted Holding of 11,634,220 shares of our common stock; and the cancellation of an aggregate of 14,687,500 outstanding shares of our common stock held by three individuals. As a result of, and immediately after the closing of, these transactions, the former Xalted Holding note holders held directly 45% of our issued and outstanding stock. Xalted Holding held directly 35% of our issued and outstanding common stock. The remaining 20% was held by the shareholders of Kranem Corporation of record immediately before the closing of the transactions.

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

Note 4 - Significant Accounting Policies:

There have been no changes to the Company’s significant accounting policies from those described in Notes to the Financial Statements of the Company for the year ended December 31, 2010. These unaudited financial statements should be read in conjunction with such financial statements for the year ended December 31, 2010 filed in 8K.

Note 5 - Recent Accounting Pronouncements:

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

Note 6 - Use of estimates:

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

Note 7 - Other disclosures:

A.	Financial Assets:

The components of financial assets are given hereunder:

	As at June 30, 2011	As at June 30, 2010
	$	$
1. Financial Assets-Current
Interest free Loan given to Director (Note a)	448,700	397,598

Fixed Deposits placed with Banks with residual maturity less than one year (Note b)	26,449	42,700

Krishil TechPark Private Limited (Note c)	539,021	-
	1,014,170	440,298

2. Financial Assets-Non-Current
Fixed Deposits placed with Banks with residual maturity more than one year(Note d)	87,757	81,584
Krishil TechPark Private Limited (Note e)	202,401	-
	290,158	81,584
Total Financial Assets	1,304,328	521,882

Note a: The Company has given Interest free loan to a Director, which is repayable in 2011. The Board of Directors of the Company has decided that no further loan will be granted to any of the Directors of the Company in the future.

Note b: Current Fixed Deposits amounting to $26,449 and $42,700 as on June 30, 2011 and June 30, 2010 respectively are placed with Bank as margin for performance /financial guarantees given by the company, as such not considered as cash equivalents.

Note c: The amount due from Krishil Tech Park Private Limited is on account of sale of Land which is recoverable by December 2011.

Note d: Entire amounts of Non-current Fixed Deposits as on June 30, 2011 and June 30, 2010 are placed with Bank as margin for performance/ financial guarantees given by the company.

Note e: The amount due from Krishil Tech Park Private Limited is on account of sale of Land which is recoverable after September 2012 based on net present value.

B.	Accounts receivable, net of allowance for doubtful debts

Accounts Receivables consists of:

	As at June 30, 2011 $	As at June 30, 2010 $
Accounts Receivables
-From customer	3,524,055	2,727,530
-From Related Parties	1,490,000	1,250,000
Accrued Income (Refer Note a)	1,463,004	2,522,802
Total Accounts Receivables (Gross)	6,477,059	6,500,332
Less: Allowance for Doubtful Debts (Refer Note b)	(216,284)	(216,284)
Accounts Receivable, Net	6,260,775	6,284,048

Note a: Accrued income consists of amounts representing the recognized sales value of performance and such amounts that had not been billed and were not billable to customers as the respective milestones were not achieved at the date of the balance sheet.

Note b: The Company had billed a customer in Africa amounting to $216,284. In view of the uncertainty in realization of this amount from the Customer, the Company as a prudent and conservative measure had made a provision in the books for the entire amount in the year ended December 31, 2009.

The Company is exposed to foreign currency risk on its Account Receivables. Foreign currency risk is market risk due to effect of changes in foreign currency exchange rates. The contracts with some clients are typically priced in U.S. dollars which represents foreign exchange exposure. Net Foreign currency receivable aggregated to $1,502,501 and $1,258,750 as at June 30, 2011 and June 30, 2010 respectively.

The allowance for doubtful debts are established at amounts considered to be appropriate based primarily upon Xalted's past credit loss experience with the customers and an evaluation of potential losses on the outstanding receivable balances.

The activity in the allowance for doubtful accounts receivable is given below:

	Six months Period Jan 1, 2011 to June 30, 2011 $	Six months Period Jan 1, 2010 to June 30, 2010 $
As on beginning of the quarter Additions Deductions As on the end of the quarter	216,284 - - 216,284	216,284 - - 216,284

C.	Property, plant and equipment, net

Property, plant and equipment consist of:

	As at June 30, 2011 $	As at June 30, 2010 $

Computer & Peripherals
Communication Equipments
Electrical Equipments
Lab Equipment
Office Equipment
Motor Vehicle
Air Conditioner
Furniture and Fittings
Digital Loop Carriers
Leasehold improvements
Land	1,134,441 31,817 138,162 78,546 9,136 18,426 76,866 95,844 73,997 33,978	1,062,440 30,533 132,588 75,377 8,768 61,282 73,765 91,978 71,012 32,607 772,551
Total Less: Accumulated Depreciation	1,691,213 (1,521,560)	2,412,901 (1,404,535)
Property, plant and equipment, net.	169,653	1,008,366

D.	Intangible Assets, net

The following table presents details of Xalted's total Intangible assets:

As at June 30, 2011	Gross Cost $	Accumulated amortization $	Net carrying value $
Software Software, IP – Acquired June 30, 2011 (Note a)	305,225 1,511,109	266,432 -	38,793 1,511,109

As at June 30, 2010	Gross Cost $	Accumulated amortization $	Net carrying value $
Software	292,912	238,142	54,770

Note a, On June 30, 2011, we entered into and consummated an Asset Purchase Agreement, or the Purchase Agreement, with Investco, a British Virgin Islands corporation, pursuant to which we acquired certain software, source code, intellectual property rights and other materials relating to the “Data Retention,” “Man in the Middle,” “Man in the Middle Detector” and “nCrypto” products and product families. We refer to these items as the Transferred Assets. We assumed no liabilities of Investco in connection with this transaction.

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

E.	Long Term Provisions

Long Term Provisions consists of:

	As at June 30, 2011 $	As at June 30, 2010 $
Liability Accrual for Gratuity Liability Accrual for Leave Encashment (Compensated Absences)	39,462 55,004	22,623 49,536
Total	94,466	72,159

F.	Income taxes

Income taxes consist of:

	Six months Period Jan 1, 2011 to June 30, 2011 $	Six months Period Jan 1, 2010 to June 30, 2010 $
Domestic Income Taxes Current taxes Deferred taxes	137,052 4,863	221,304 (11,042)
Aggregate Income taxes	141,915	210,262

Under Section 80-IC on the Indian Income Tax Act, 1961, Xalted Information is entitled to tax holidays for its Software units located at Himachal Pradesh. 100% tax holidays of profits are available for a period of first five consecutive fiscal years from the date of commencement of operations and 30% exemption of profits for the next five consecutive fiscal years respectively. These holidays expire in fiscal 2015 for the first unit and fiscal 2019 for the second unit.

The components of net deferred tax asset are as follows:

	As at June 30, 2011 $	As at June 30, 2010 $
Deferred tax assets:
Employee benefits
Gratuity
Leave Encashment
Salaries Payable
Rent Payable
Provision for Doubtful Accounts
MAT credit available as per Income Tax Act, 1961
Fair Value of Director’s Loan
Fair Value of Receivables towards sale of land
Fair Value of Rental Deposits	7,115 18,339 - 6253 72,755 18,537 11,262 7,046 8,110	9,532 14,918 19,687 4,999 71,363 8,895 16,930 - 10,678
Gross deferred tax assets Less: Valuation allowance	149,417 -	157,002 -
Total deferred tax assets	149,417	157,002
Deferred tax liabilities: Property, plant and equipment Prepaid Rent	20,533 6,456	36,473 9,243
Total deferred tax liabilities	26,989	45,716
Net deferred income tax assets/(liabilities)	122,428	111,286

G.	Earnings per share

Basic earnings per share and Diluted earnings per share are computed on the basis of the weighted average number of shares outstanding.

The components of basic and diluted earnings per share were as follows:

	Six months Period Jan 1, 2011 to June 30, 2011 $	Six months Period Jan 1, 2010 to June 30, 2010 $
Net income attributable to Kranem Corporation’s shareholders ($) Average outstanding shares Basic Earnings per share Basic ($)	487,109 24,595,256 0.02	1,438,991 21,335,625 0.07

H.	Segmental reporting

SFAS 131, "Disclosure about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about business segments and related disclosures about products and services, geographical areas and major customers.

The Chief Executive Officer (CEO) of the Company has been identified as the Chief Operating Decision Maker (CODM) as defined by ASC Topic 280. The CEO of the Company evaluates the segments based on their revenue growth, operating income and return on capital employed. Management of the Company is of the view that the Company has only one business vertical, i.e. Telecom Industry and hence the disclosure requirements as per SFAS 131 are not applicable to the Company.

Geographic segment

The revenues that are attributable to countries based on location of customers are as follows:

	Six months Period Jan 1, 2011 to June 30, 2011 $	Six months Period Jan 1, 2010 to June 30, 2010 $
India USA Nepal South Africa	693,752 1,551,985 2,499 56,732	4,355,490 9,50,215 1,39,688 63,180
Total	2,304,968	5,508,573

I.	Related Party Transactions

List of related parties where control exists and related parties with whom transactions have taken place and relationships:

Sr No.	Name of the Related Party	Relationship
1	Xalted Networks Inc	Holding Company
2	Xalted Holding Corporation (formerly known as Xalted Networks Inc)	Entity over which Directors are able to exercise significant influence
3	Sandalwood Partners	Entity over which Directors are able to exercise significant influence
4	SEM India Systems Private Limited	Entity over which Directors are able to exercise significant influence
5	Xalted Technologies Private Limited	Entity over which Directors are able to exercise significant influence
6	Krishil TechPark Private Limited	Entity over which Directors are able to exercise significant influence
7	Prabhas Consulting	Entity over which Directors are able to exercise significant influence
8	Shri Pratap Kondamoori	Key Managerial Personnel
9	Shri Ajay Batheja	Key Managerial Personnel
10	B V Naidu	Key Managerial Personnel

Transactions with related parties during the six months period ended June 30, 2011.

Sr No	Nature of Transactions	Holding Company	Entity over which Directors are able to exercise significant influence	Key Managerial Personnel	Total
		$	$	$	$
1	Revenue Transactions-
	-Service Fees	-	1,499,162	-	1,499,162
2	Fair value Adjustments-
	-Fair Value Income on interest	-	-	17,541	17,541
	free Loan to Director
	-Fair Value Income on	-	21,204	-	21,204
	amounts recoverable from
	Krishil TechPark Limited
	towards sale of Land
3	Loans and Advances given	-	80,595	-	80,595
4	Loans and Advances Repaid	-	189,286	-	189,286
5	Accounts Payable	-	57,366	-	57,366
6	Consultancy Charges	-	2,238	20,130	22,368
7	Sale of Land	-	782,473	-	782,473

Transactions with related parties during the six months period ended June 30, 2010.

Sr No	Nature of Transactions	Holding Company	Entity over which Directors are able to exercise significant influence	Key Managerial Personnel	Total
		$	$	$	$
1	Revenue Transactions-
	-Service Fees	897,719	-	-	897,719
2	Fair value Adjustments-
	-Fair Value Income on interest	-	-	15,780	15,780
	free Loan to Director
3	Loans and Advances Repaid	-	27,561	-	27,561

4	Accounts Payable	-	166,215	-	166,215
5	Consultancy Charges	-		19,612	19,612

Closing Balance of Related Parties as at June 30, 2011

Sr No	Nature of Transactions	Holding Company	Entity over which Directors are able to exercise significant influence	Key Managerial Personnel	Total
		$	$	$	$
1	Financial Assets	-	741,422	448,700	1,190,122
2	Other Current Assets	-	3,681	16,016	19,697
3	Accounts Payable	-	1,022,393	3,019	1,025,412
4	Accounts Receivable	-	1,490,000	-	1,490,000
5	Short-term Loan	-	314,420	-	314,420

Closing Balance of Related Parties as at June 30, 2010

Sr No	Nature of Transactions	Holding Company	Entity over which Directors are able to exercise significant influence	Key Managerial Personnel	Total
		$	$	$	$
1	Financial Assets	-	-	397,598	397,598
2	Other Current Assets	-	3,533	11,159	14,692
3	Accounts Payable	925,284	153,024	-	1,078,308
4	Accounts Receivable	1,250,000	-	-	1,250,000
5	Short-term Loan	-	914,524	-	914,524

Disclosure in respect of Material Related Party Transactions the six months period ended June 30, 2011 and June 30, 2010 :

1.

Revenue transactions (Service fees) include Xalted Holding Corporation (formerly known as Xalted Networks Inc) $ 1,499,162 for the six months period ended June 30, 2011 and $ 897,719 for six months period ended June 30, 2010.

2.	Fair Value Income Include Director’s Loan (Pratap Kondamoori) $17,541 for the six months period ended June 30, 2011 and $ 15,780 for six months period ended June 30, 2010.
3.

Accounts Payable includes payment to Xalted Holding Corporation (formerly known as Xalted Networks Inc) $ 45,752 during the six months period ended June 30, 2011 and $ NIL during six months period ended June 30, 2010.

4.

Consultancy Charges include Ajay Batheja $ 20,130 and $ 19,612 and Prabhas Consulting $ 2,238 and $ NIL for the six months period ended June 30, 2011 and six months period ended June 30, 2010 respectively.

J.      Contingencies and commitments

Contingencies

The Indian Income Tax Assessing Officer has raised a demand for additional Tax liability for A.Y. 06-07, AY 07-08 and AY 08-09. The Company is contesting the order of denial of section 10A benefits claimed by the Company in AY 2006-07, 07-08 and 08-09 under the Income Tax Act, 1961. The estimated contingency amounts to $225,755 as of June 30, 2011. Management believes that it has strong merits for this petition and hence it will not have material adverse affect on Kranem's results of operations, liquidity or financial position and has filed an Appeal to the Commissioner of Income Tax.

Legal Proceedings:

(a)

The Company has an ongoing dispute with one of its Customers in Africa due to the SOW (Statement of Work) changing at regular intervals and new requirements being added regularly against what has been agreed as per Contract by the Customer. The Company had received a Notice from the Customer about the cancellation of the Contract nine (9) months back and has not heard from the Customer thereafter. In view of the uncertainty in realization of the amount of $216,284 due from this Customer, the Company as a prudent and conservative measure had made a Provision in the books for the entire amount of $216,284.

(b)

Arasor Corporation. In April 2010, a petition was filed against Xalted Information in the High Court of Karnataka at Bangalore by Arasor Corporation, a Delaware company. The High Court is the principal court of original jurisdiction in the Indian state of Karnataka, sitting in the city of Bangalore. The petition sought an order under Sections 433 and 434 of the Companies Act of 1956 for the winding up of Xalted Information, based on allegations that Xalted Information did not pay for communications equipment sold and shipped to Arasor. We maintain the Company never received the equipment which is alleged to have been shipped to us. This type of claim, and the type of relief sought, is not unusual in India.

The petition was heard by a single judge, sometimes also called a “single bench judge,” in the High Court in Karnataka. Any judicial panel comprised of two judges in a given court is referred to in India as a “Division Bench.” The single-judge court found sufficient evidence to hold a hearing on Arasor’s complaint to “wind-up” Xalted Information on November 10, 2010. On December 14, 2010, Xalted Information filed an appeal of that decision before a Division Bench, of the same High Court. On January 19, 2011, the two-judge panel stayed the November 10, 2010 order of the single judge and all further proceedings in the action filed by Arasor, pending the appeal.

After submission of written arguments, a hearing on the appeal was conducted in March 2011, a further hearing was set for June 9, 2011, and the earlier stay was continued during the pendency of the appeal. In June 2011, Xalted Information filed an additional application with the two-judge panel to request dismissal of the claims against it on the basis that Arasor’s corporate status was “void” in Delaware and “forfeited” in California, and that Arasor therefore was without corporate power and authority to maintain or prosecute the action. The matter is expected to be heard during the latter half of October, 2011.

The Company's India lawyers have informed the Company that they believe Xalted Information has a reasonably strong legal position and a good chance of success in the present proceedings before the appellate court. However, if it is unsuccessful in the appeal, we can file a further appeal before the Supreme Court. Else, there will be a trial before the single judge on the Arasor “winding up” petition. The single judge decision can be appealed to the two judge panel on the merits of the Arasor complaint and thereafter to the Supreme Court. Should it lose the two judge panel appeal and thereafter to the Supreme Court, and is unable to pay the judgment, Xalted Information could be subject to judicial liquidation in India.

Note 8 – Stockholders’ Equity:

The Company is authorized to issue 50,000,000 shares of its common stock, with no par value, and up to 10,000,000 shares of its preferred stock, with no par value.

On May 13, 2011, the Company consummated a Share Exchange Agreement with Xalted Networks and its operating subsidiary, Xalted Information, through the issuance of common shares in the Company which has been accounted for a reverse recapitalization. As part of the recapitalization, $2,500,000 of debt issued by Xalted Network’s parent, Xalted Holding was forgiven. The Company acquired the debt from three note holders in exchange for the issuance to them of an aggregate of 14,958,280 shares of our common stock. The other part of the recapitalization was the issuance to Xalted Holding of 11,634,220 shares of our common stock; and the cancellation of an aggregate of 14,687,500 outstanding shares of our common stock held by three individuals. As a result of, and immediately after the closing of the recapitalization, the former Xalted Holding note holders held directly 45% of our issued and outstanding stock. Xalted Holding held directly 35% of our issued and outstanding common stock. The remaining 20% was held by the shareholders of Kranem Corporation of record immediately before the closing of the transactions.

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

As of the close of business of June 30, 2011, the Company had a total of 39,888,750 post split common shares outstanding. There were no preferred shares of the Company outstanding. The Company has not paid any cash dividends on common stock. There is no current anticipation of paying cash dividends in future.

Note 9 – Subsequent Events:

(a)

Stock Dividend. On July 7, 2011, the Company’s Board of Directors declared a four-for-one stock dividend on our shares of common stock. The record date for the dividend was July 25, 2011, and the dividend was paid on July 28, 2011. As a result of the stock dividend, the number of issued and outstanding shares of our capital stock increased from 7,977,750 to 39,888,750.

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

For more information on the adoption of our Stock Incentive Plan and on the grants described above, please see the Company’s current report on Form 8-K filed with the SEC on August 5, 2011, which is incorporated herein by reference in its entirety.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning any projections of earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: the impact of the global economic environment on the Company's customer base (particularly telecom and law enforcement agencies) and the resulting uncertainties; changes in technology and market requirements; decline in demand for the Company's products; inability to timely develop and introduce new software, services and applications; difficulties or delays in absorbing and integrating acquired operations, technologies and personnel; loss of market share; pressure on pricing resulting from competition; and inability to maintain certain marketing and distribution arrangements.

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

On May 12-13, 2011, we entered into a Share Exchange Agreement and related agreements pursuant to which we agreed to acquire Xalted Networks and its operating subsidiary, Xalted Information, in exchange for the issuance of 35% of our outstanding stock to Xalted Holding, the parent corporation of Xalted Networks, the issuance of 45% of our outstanding stock to three investors and convertible note holders of Xalted Holding, the forgiveness of $2,500,000 of Xalted Holding debt which we acquired from the note holders, and the cancellation of 14,687,500 outstanding shares of our common stock held by three individuals. These transactions resulted in a change of control of Kranem Corporation. We originally accounted for these transactions using purchase method of accounting, but on October 5, 2011, our board of directors determined to account for the transactions as a reverse recapitalization. These transactions, or the Transactions, are described more fully immediately below.

Our acquisition and cancellation of $2,500,000 in Xalted Holding debt represented by the Notes

In November 2010, Xalted Holding issued a total of $2,500,000 in convertible notes, or the Notes, to three of its investors, Imprenord ME ($1,750,000), Empire Capital Partners, L.P. ($500,000), and Peter J. Richards ($250,000). Imprenord ME is a private equity fund organized in Dubai and was at the time of the issuance of the Notes, and still is, a 10.3% shareholder of Xalted Holding. Its investment decisions are made by Jeetendra Chauhan, the treasurer of Imprenord ME. Empire Capital Partners, L.P. is a limited partnership organized in Delaware and was at the time of the issuance of the Notes, and still is, a 15.7% shareholder of Xalted Holding. It is controlled by, and its investment decisions are made by Empire GP, LLC, a Delaware limited liability company, Empire Capital Management, LLC, a Delaware limited liability company, Scott A. Fine and Peter J. Richards, none of whom were, or are, direct shareholders of Xalted Holding.

As part of the negotiations with Xalted Holding and its investors which ultimately led to our acquisition of Xalted Networks, we agreed to acquire the Notes pursuant to an Assignment of Note Agreements dated in April 2011. The Assignment of Note Agreements provided the Notes would be transferred to us in exchange for a number of our shares to be set forth in the Share Exchange Agreement we were then negotiating with Xalted Holding, and that the Notes would be cancelled immediately upon issuance of the shares. The effect of this agreement was to relieve Xalted Holding of $2,500,000 of debt as partial consideration for our acquisition of Xalted Network. For their part, the Note holders were willing to exchange their right to demand cash payment of the Notes or convert their Notes into equity in Xalted Holding, for an aggregate 45% interest in Kranem Corporation. The Assignment of Note Agreements originally had expiration dates of May 6, 2011, but were extended by written agreement of the Note holders on that date to permit the closing of the Transactions on May 13, 2011.

The Share Exchange Agreement

On May 12, 2011, we entered into a Share Exchange Agreement with Xalted Holding and Xalted Networks pursuant to which we agreed to acquire Xalted Networks from Xalted Holding in exchange for the issuance to Xalted Holding of 11,634,220 newly issued shares of our common stock, representing 35% of our issued and outstanding common stock after the completion of the Transactions; the issuance of 14,958,280 newly issued shares of our common stock to the three Note holders, in proportion to the principal amounts of their Notes; the cancellation of the Xalted Holding debt represented by those Notes; the repurchase and cancellation of a total of 14,687,500 shares of our common stock held by three individuals. Under the Share Exchange Agreement, the shares we agreed to issue to the Note holders were allocated as follows: 10,470,795 shares to Imprenord ME, 2,991,655 shares to Empire Capital Partners, L.P., and 1,495,830 shares to Peter Richards. These shares would represent 31.4%, 9.0%, and 4.5%, respectively, of our issued and outstanding stock after the completion of the Transactions. The number of shares to be issued to the Note holders was arrived at, after negotiations, to result in an aggregate shareholding by the Note holders of 45% of our issued and outstanding stock immediately after the closing of the Transactions.

Our repurchase and cancellation of 14,687,500 shares of our common stock

On May 13, 2011, as further contemplated by the Share Exchange Agreement, we entered into separate agreements to repurchase and cancel a total of 14,687,500 shares of our common stock, 11,025,000 shares of which were held by Stephen K. Smith, then our President, sole director and controlling shareholder; 900,000 shares of which were held by Michael Grove, then our Secretary, Treasurer and Principal Financial Officer; and 2,762,500 shares of which were held by Andrea Brady, who had no relationship with us other than as a shareholder, in each case in consideration for the payment of $10 in cash. The number of shares to be repurchased and cancelled was agreed upon by the parties, after negotiations, to arrive at the final ownership percentages for Xalted Holding and the Note holders after the closing of the Transactions, without repurchasing or cancelling shares held by members of the public.

Change of control and resulting capital structure

After the closing of the Transactions, our issued and outstanding shares would be held 35% by Xalted Holding, 31.5% by Imprenord ME, 18.5% by unaffiliated public shareholders, 9% by Empire Capital, L.P., 4.5% by Peter Richards, and less than 1% each by Stephen K. Smith, Michael Grove and Andrea Brady.

Changes to our board of directors and management

As a part of the Transactions, the parties agreed that Michael Grove would resign from all positions held with us effective as of the closing of the Transaction; Stephen K. Smith would resign from his position as our President effective as of the closing of the Transactions, and as a member of our board of directors effective upon the tenth day following the mailing of a 14f-1 Notice to our shareholders, or June 4, 2011; Ajay Batheja would be appointed to our board of directors effective as of the closing; other individuals as might be designated by Xalted Holding would be appointed to our board effective upon the tenth day following the mailing of a 14f-1 Notice to our shareholders, or June 4, 2011; Ajay Batheja would be appointed as our Chief Executive officer effective as of the closing; and Edward Miller would be appointed as our Chief Financial Officer effective as of the closing. Ajay Batheja was then, and still is, a member of the board of directors and the CEO of Xalted Holding, and the CEO of Xalted Information. Edward Miller had no position with us, Xalted Holding or any affiliate of either prior to the closing. Since the closing, Luigi Caramico and V.R. Ranganath, both of whom are directors of Xalted Holding, have been appointed to our board of directors, effective as of the tenth day following the mailing of a 14f-1 Notice to our shareholders, or June 4, 2011.telecom market.

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

As consideration for the Transferred Assets, we issued to Investco 6,648,125 shares following the stock dividend issuance effective on July 25, 2011) of our common stock, representing 20% of our then-issued and outstanding capital stock, and a one-year convertible promissory note, or the Note, in the principal amount of $400,000. The Note bears simple interest at the annual rate of five percent and is due and payable, together with accrued interest, on June 29, 2012 or earlier in the event of our insolvency or bankruptcy. The Note may be prepaid at any time without penalty. The Note is convertible at the option of the Note holder, in whole but not in part, into shares of our common stock, at the per share price paid by, and on the same terms and conditions extended to, the investors our next round of financing. The shares and the Note were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We relied on these exemptions from registration based in part on representations made by Investco. The securities issuable upon conversion of the Note have not been registered under the Securities Act. The shares of common stock, the Note and the securities issuable upon any conversion of the Note, may not be offered or sold absent registration or an applicable exemption from registration requirements.

Stock Dividend. On July 7, 2011, our Board of Directors declared a four-for-one stock dividend on our shares of common stock. The record date for the dividend was July 25, 2011, and the dividend was paid on July 28, 2011. As a result of the stock dividend, the number of issued and outstanding shares of our capital stock increased from 7,977,750 to 39,888,750.

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

Reclassification of the Transactions. On October 4, 2011, after consultation with our independent auditor, De Joya Griffith & Co. LLC, and other financial and legal advisors, our Board of Directors adopted resolutions to reclassify the Transactions as a recapitalization, also commonly referred to as a reverse merger, rather than a stock acquisition transaction. Concurrent with this quarterly report on Form 10-Q, we are filing a current report on Form 8-K to report the reclassification of the Transactions.

Overview of Our Business

Through our operating subsidiary, Xalted Information, we provide advanced software solutions that enable companies and public organizations, including governments and law enforcement agencies, to capture, manage and analyze structured and unstructured data to enhance business and operational performance and address security threats. The two principal markets that our software solutions address are the telecom market and the homeland security market. Xalted includes law enforcement as part of the homeland security market. Our current and past geographic focus is on India and the surrounding countries in Asia, Africa, and the Middle East.

Our software products are developed internally. In some cases we incorporate software licensed from Oracle Corporation, BMC Corporation or other third-party suppliers specified by our customers. Our software is licensed to our customers and is not integrated with hardware products at the time of sale.

In the telecom market, we provide four software modules that address different aspects of the telecom market: revenue maximization, revenue assurance, fraud management and OSS/BSS (short for operations support systems and business support systems). The revenue maximization module allows a telecom service provider to identify trends in the usage of various services provided, so that it can tailor its service offering to maximize revenue. Revenue assurance locates potential users that are trying to use portions of the telecom service provider’s system capabilities without being a valid user of those services. The software module identifies illegal users, allowing the telecom service provider to take appropriate measures, generally comprised of locking the user out of a specific service or service package within the service network. The fraud management system module, or FMS, identifies a larger scale attempted use of the telecom service provider’s network by an individual or individuals who are not valid network users. The operations support systems, or OSS, and business support systems, or BSS, are business management tools that allow a telecom service provider to develop and deploy a new service offering more rapidly. The module automatically accounts for potential equipment limitations in the roll-out of a new service offering. The term OSS is commonly used to describe network systems dealing with the telecom network itself, as well as supporting processes such as maintaining network inventory, provisioning services, configuring network components and managing faults.

Our telecom customers include major telecom companies and organizations in India, such as Bharat Sanchar Nigam Ltd., or BSNL, Mahanagar Telephone Nigam Limited, or MTNL, and the Centre for Development of Telematics, or CDOT, the telecom technology development center of the Government of India. BSNL is India’s oldest and largest communications service provider and one of its largest cellular service providers. It has footprints throughout India, except for the metropolitan cities of Mumbai and New Delhi, which are managed by MTNL. Telecom customers outside of India include Mozambique Cellular, or Mcel, Nepal Telecom, Nepal Satellite Telecom, Telecom Italia and Hutchison 3G.

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

In India the corporate income tax rate for an Indian company is a flat rate of 30%. For companies with a gross revenue in excess of Rs. 10,000,000 (approximately $226,400), there is a 5% surcharge. There is also an education fee of 3%, which is applied to both the corporate tax and surcharge. The combination of these three corporate taxation items produces an effective tax rate for Indian companies with gross revenue in excess of Rs. 10,000,000 of 32.5% . Due to the various tax holidays enjoyed by Xalted Information, it is currently paying a corporate tax rate of approximately 12%. However, the current tax rate will begin to increase during 2011 as the first of the tax holidays begins to expire. Based on the Indian corporate tax rate and the distribution of income among our business units, we believe that our average tax rate across all our Indian business units will rise gradually from about 20% in 2011 to 30% in 2019.

Xalted Information has ongoing disputes with Indian income tax authorities relating to tax treatment of certain items. These mainly include disallowed expenses, tax treatment of certain expenses claimed by Xalted Information as deductions, and computation of, or eligibility for certain tax incentives or allowances. Xalted Information is contesting the Income Tax Officer’s order for the denial of Section 10A benefits claimed by it under the Indian Income Tax Act, 1961. The estimated contingency amounts to $224,949 as of December 31, 2010 and $141,592 as on December 31, 2009. We believe Xalted Information has strong merits for this petition and hence we anticipate that it will not have the material adverse affect on Xalted Information’s results of operations, liquidity or financial position.

Results of Operations

Three and Six Months Ended June 30, 2011 and 2010

We recorded net income of $60,490 and $486,109 for the three and six months ended June 30, 2011, respectively, compared to net income of $364,456 for the three months ended June 30, 2010 and $1,438,991 for the six months ended June 30, 2010. On a basic and diluted per share basis, net income was $0.00 and $0.02 for the three and six months ended June 30, 2011, respectively, compared to net loss of $0.02 and $0.07 for the three and six months ended June 30, 2010, respectively. We may incur net losses in future periods due to future spending and fluctuations in our business, and we may not achieve or maintain sustained profitability in the future.

Revenues

Comparison of the Three- and Six-Month Periods Ending June 30, 2011 and 2010

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue	1,013,041	1,606,145	2,304,968	5,508,573
Cost of Revenue	384,463	723,936	698,114	3,095,212
Gross Profit	628,578	882,209	1,606,854	2,413,361
Operating Expenses	662,715	479,742	1,118,198	973,000
Operating Income/(Loss)	(34,137)	402,467	488,661	1,440,361
Other Income/(Expense)	232,764	41,300	139,363	208,892
Income before Income Taxes	198,627	443,767	628,024	1,649,253

Revenues. We generate revenues from sales of our integrated information security products and through the related after-sales services. Our revenues were $1,013,041 and $2,304,968 for the three and six months ended June 30, 2011, respectively, compared to $1,606,145 and $5,508,573 for the three and six months ended June 30, 2010, respectively. The decline in revenue was primarily due to the timing of attaining specific revenue/project milestones associated with our customer contracts.

Cost of revenue. Our cost of revenue primarily consists of the purchase of third party software and deployment costs. Our cost of revenue was $1,013,041 and $2,304,968 for the three and six months ended June 30, 2011, respectively, compared to $1,606,145 and $5,508,573 for the three and six months ended June 30, 2010, respectively. Cost of revenue decreased $339,473 for the three months ended June 30, 2011, compared to the three months ended June 30, 2010. Cost of revenue decreased $2,397,098 for the six months ended June 30, 2011, compared to the six months ended June 30, 2010. These decreases were due to the reduced revenue levels in the 2nd quarter and the 1st half of 2011 versus the corresponding periods of 2010.

Gross profit and gross margin. Our gross profit is equal to the difference between our revenues and our cost of revenue. Our gross profit was $628,578 and $1,606,854 for the three and six months ended June 30, 2011, respectively, compared to $882,209 and $2,413,361 for the three and six months ended June 30, 2010, respectively. Our gross profit decreased $253,631 for the three months ended June 30, 2011, compared to the three months ended June 30, 2010. Our gross profit decreased $806,507 for the six months ended June 30, 2011, compared to the six months ended June 30, 2010. The decrease in the gross margin was directly attributed to the lower revenue for both the 2nd quarter and the 1st half of 2011 versus 2010.

Selling and marketing expenses. Our selling and marketing expenses consist primarily of compensation and benefits to our sales and marketing staffs, business travels after-sale support, transportation costs and other sales related costs. Our selling and marketing expenses were $85,858 and $154,706 for the three and six months ended June 30, 2011, respectively, compared to $77,204 and $177,093 for the three and six months ended June 30, 2010, respectively. Our selling and marketing expenses increased by $8,654 for the three months ended June 30, 2011, compared to the three months ended June 30, 2010. Our selling and marketing expenses decreased by $22,387 for the six months ended June 30, 2011, compared to the six months ended June 30, 2010. The decrease was a combination of lower travel costs and commission payments attributed to the lower sales levels in 2011 versus 2010.

General and administrative expenses. General and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operations. Our general and administrative expenses were $332,548 and $454,096 for the three and six months ended June 30, 2011, respectively, compared to $148,527 and $254,299 for the three and six months ended June 30, 2010, respectively. Our general and administrative expenses increased by $184,021 for the three months ended June 30, 2011, compared to the three months ended June 30, 2010; and increased by $199,797, for the six months ended June 30, 2011, compared to the six months ended June 30, 2010. As a percentage of total operating expenses, general and administrative expenses increased to 223.9% for the three months ended June 30, 2011, from 100.0% for the three months ended June 30, 2010; and increased to 178.6% for the six months ended June 30, 2011, from 100.0% for the six months ended June 30, 2010. The increase in the general and administrative expenses is almost entirely associated with the recapitalization that completed on May 13, 2011.

Total other income (expenses). We had $232,764 in total other income in the three months ended June 30, 2011, as compared to $41,300 in total other income in the three months ended June 30, 2010; and had $139,363 in total other income in the six months ended June 30, 2011, as compared to $208,892 in total other income in the six months ended June 30, 2010.

Income before income taxes. Our income before income taxes decreased by $245,140 to $198,627 for the three months ended June 30, 2011, compared to $443,767 for the three months ended June 30, 2010. Our income before income taxes decreased by $1,021,229 to 628,024 for the six months ended June 30, 2011, compared to 1,649,253 for the six months ended June 30, 2010. Our lower income before income taxes is attributed to the lower revenue levels for 2011 through June 30, 2011.

Income tax expense. Income tax expense increased by $58,826 to $138,137 for the three months ended June 30, 2011, compared to $79,311 for the three months ended June 30, 2010. Income tax expense decreased by $68,347 to $141,915 for the six months ended June 30, 2011, compared to $210,262 for the six months ended June 30, 2010. The increase in the 2nd quarter income tax expense was associated with the expiration of certain tax advantages in India. The decrease in income tax expense for the 1st half of 2011 versus 2010 was associated with the decrease in revenue and operating profit during the period.

Net income. As a result of the factors described above, net income decreased by $303,966 to $60,490 for the three months ended June 30, 2011, compared to $364,456 for the three months ended June 30, 2010. Net income decreased by $952,882 to $486,109 for the six months ended June 30, 2011, compared to $1,438,991 for the six months ended June 30, 2010.

Liquidity and Capital Resources

As of June 30, 2011, we had cash and cash equivalents of $181,868, compared to $545,374 as of December 31, 2010. In addition, we had other financial assets available for sale of $410,614 at June 30, 2011, compared to $172,538 at December 31, 2010. To date, we have financed our operations primarily through cash flows from operations, augmented by equity contributions by our stockholders. As of June 30, 2011, $181,868 of cash and cash equivalents were held in India. We do not anticipate the need to repatriate any material amounts of the cash, cash equivalents and financial assets to the United States, but to the extent amounts are repatriated, we would become subject to tax in the United States on such amounts.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow

	As of June 30,
	2011	2010
Net cash provided by (used in) operating activities	$183,638	(1,449,843)
Net cash provided by (used in) investing activities	(5,979,271)	1,313,656
Net cash provided by (used in) financing activities	5,431,375	0
Effect of exchange rate changes on cash balance	752	683
Net increase in cash and cash equivalents	(364,258)	(136,187)
Cash and cash equivalents at beginning of the period	545,374	397,9870
Cash and cash equivalents at end of the period	181,868	262,483

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

The Company currently has $3,099,526 and $2,728,869 of accounts receivable that have been outstanding for more than a year as on June 30, 2011 and December 31, 2010, respectively, out of which $216,284 and $216,284 is covered by the allowance for doubtful accounts as on June 30, 2011 and December 31, 2010, respectively. Our accounts receivable in India are entirely from customers which government agencies or government-owned entities. The age of our receivables is not unusual in government-related commercial transactions in India, although it would be unusual in purely private situations. We do not anticipate the age of these receivables and this pattern in government contracting in India to have an adverse impact on our growth because we have taken these patterns into account in our forward planning.

Net cash provided by operating activities was $183,638 in the six months ended June 30, 2011, as compared to ($1,449,843) in the six months ended June 30, 2010. The increase in net cash used by the operating activities was mainly due to the Company’s sale of the final portion of its hardware business in the 1st quarter of 2010.

Investing Activities

Net cash used in investing activities was ($5,979,271) in the six months ended June 30, 2011, as compared to net cash provided by in investing activities of $1,313,656 in the six months ended June 30, 2010. The decrease in net cash from investing activities in 2011 is attributed to the recapitalization of the Company on May 13, 2011.

Financing Activities

Net cash provided by investing activities was $5,431,375 in the six months ended June 30, 2011, as compared to $0.00 in the six months ended June 30, 2010. The increase in net cash from financing activities in 2011 is attributed to an increase in capital contributions as a result of the recapitalization of the Company on May 13, 2011.

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

Foreign Currency

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

Fair value of financial instruments: Effective April 1, 2009, Xalted Information adopted ASC Topic 820 limited to financial assets and liabilities, which primarily relate to its investments. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable and consists of the following three levels:

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

Accounts receivable: Accounts receivable represent the Company’s trade receivables, net of the allowance for doubtful accounts. The allowance for doubtful accounts represents the Company’s best estimate of receivables that are doubtful of recovery based on a specific identification basis. The Company currently has $3,099,526 and $2,728,869 of accounts receivable that have been outstanding for more than a year as on June 30, 2011 and December 31, 2010, respectively, out of which $216,284 and $216,284 is covered by the allowance for doubtful accounts as on June 30, 2011 and December 31, 2010, respectively.

Inventories: Inventories are work in progress, which are valued based on the percentage of work completed/consumption. Cost includes cost of hardware/software, related employees costs and overhead costs up to the date of financial statement. Premises, equipment and depreciation: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives. The estimated useful lives of assets are as follows:

Estimated Useful Life
Computer & Peripherals	3 to 5 years
Communication Equipments	3 to 7 years
Lab Equipment	5 to 10 years
Office Equipment	5 years
Motor Vehicle	6 years
Air Conditioner	7 years
Furniture and Fittings	10 years
Digital Loop Carriers	3 years
Leasehold improvements	Shorter of Lease period or estimated useful life

Intangible assets: We amortize intangible assets over their estimated useful life on a straight-line basis unless such life is deemed indefinite. The intangible asset of the Company is comprised of software that is for internal use. Software product development costs are expensed as incurred unless technical and commercial feasibility of the project is demonstrated, future economic benefits are probable, we have the intention and ability to complete and use or sell the software and the costs can be measured reliably. The costs which can be capitalized include the cost of material, direct labor, overhead costs that are directly attributable to preparing the asset for its intended use. Research and development costs and software development costs incurred under contractual arrangements with customers are accounted as cost of sales. Amortization of internal use software begins when the software is placed in use and continues on the straight-line method generally over a life of five years.

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

Investments: We classify investments in mutual funds with readily determinable fair market values as available-for-sale securities and record them at fair value. Accordingly, such securities are carried at fair value. Realized gains and losses and decline in value considered to be other-than-temporary are included in other income. The cost of securities sold is determined on the first-in-first-out (FIFO) method. Interest and dividends on securities classified as available-for-sale are included in other income. We do not have any securities classified as trading.

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

Current income taxes: The current income tax expense includes Indian income taxes payable for Xalted Information after taking credit for benefits available for operations in Software Technology Parks (or STPs) and export earnings, and after offsetting benefits under tax avoidance treaties for foreign taxes payable in overseas jurisdictions. Current income tax payable is computed in accordance with the tax laws applicable in India. The amounts paid are generally available for offset as tax credits in India towards the income tax liability.

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

Earnings per share: In accordance with the provisions of ASC Topic 260, “Earnings per Share”, basic earnings per share are computed by dividing net income attributable to our shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed on the basis of the weighted average number of common and dilutive common equivalent shares outstanding during the period.

Cash flow statement: The cash flow statement has been drawn up in accordance with the indirect method, classifying cash flows as cash flows from operating, investing and financing activities. The effect of currency translation has been given to various items of cash flow statement. The difference between the net cash flow and the change in cash and cash equivalents in the balance sheet due to exchange rate differences are disclosed separately as part of the reconciliation of the net cash flow and the balance sheet change in cash and cash equivalents.

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

Employees state insurance fund: In addition to the above benefit, all employees in India who are drawing gross salary of less than Rs. 15,000 per month are entitled to receive benefit under employee state insurance fund scheme. The employer makes contribution to the scheme at a predetermined rate (presently 4.75%) of employee’s gross salary. Xalted has no further obligations under the scheme beyond its monthly contributions. These contributions are made to fund administered and managed by the Government of India. Xalted Information’s monthly contributions are charged to income in the year it is incurred.

Gratuity plan: In addition to the above benefits, Xalted Information provides for a gratuity obligation, a defined benefit retirement plan (the “Gratuity Plan”) covering all its employees in India. The Gratuity Plan provides a lump sum payment to vested employees at retirement or termination of employment based on the respective employee’s salary, and the years of employment with Xalted Information. Xalted Information provides for the Gratuity Plan on the basis of actuarial valuation. Xalted makes yearly contributions under the gratuity plan administered and managed by the Life Insurance Corporation of India or LIC. Gratuity payable is recognized in the balance sheet. Gratuity payable is measured as the difference between the fair value of plan assets with LIC and the projected benefit obligation at December 31, the measurement date. (Gains)/losses arise as a result of differences between actual experience and assumptions or as a result of changes in actuarial assumptions. These are recognized as and when they arise. Net periodic gratuity cost is recorded in the statement of income and includes service cost, interest cost, and return on plan assets. Actuarial gains/losses are recognized in other comprehensive income statement.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Ajay Batheja, and Chief Financial Officer, Edward Miller, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based upon this evaluation, Mr. Batheja and Mr. Miller determined that, as of June 30, 2011., and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective due to a material weakness, as defined in Public Company Accounting Oversight Board Standard No. 5, in our internal control over financial reporting. This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. Management is committed to improving the Company’s internal control over financial reporting and plan to implement changes designed to enhance the effectiveness of our internal control, including (i) hiring additional staff with U.S. GAAP experience, (ii) implementing expanded policies and procedures over financial reporting, and (iii) instituting expanded training of management and staff responsible for financial transactions and records. Our management is not aware that the material weakness in our internal control over financial reporting causes them to believe that any material inaccuracies or errors existed in our financial statements as of June 30, 2011.

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

In April 2010, a petition was filed against Xalted Information in the High Court of Karnataka at Bangalore by Arasor Corporation, a Delaware company. The High Court is the principal court of original jurisdiction in the Indian state of Karnataka, sitting in the city of Bangalore. The petition sought an order under Sections 433 and 434 of the Companies Act of 1956 for the winding up of Xalted Information, based on allegations that Xalted Information Systems did not pay for communications equipment sold and shipped to Arasor. We maintain that Xalted Information never received the equipment which is alleged to have been shipped to us. This type of claim, and the type of relief sought, is not unusual in India.

The petition was heard by a single judge, sometimes also called a “single bench judge,” in the High Court in Karnataka. Any judicial panel comprised of two judges in a given court is referred to in India as a “Division Bench.” The single-judge court found sufficient evidence to hold a hearing on Arasor’s complaint to “wind-up” Xalted Information on November 10, 2010. On December 14, 2010, Xalted Information filed an appeal of that decision before  Divisional Bench, of the same High Court. On January 19, 2011, the two-judge panel stayed the November 10, 2010 order of the single judge and all further proceedings in the action filed by Arasor, pending the appeal.

After submission of written arguments, a hearing on the appeal was conducted in March 2011, a further hearing was set for June 9, 2011, and the earlier stay was continued during the pendency of the appeal. In June 2011, Xalted Information filed an additional application with the two-judge panel to request dismissal of the claims against it on the basis that Arasor’s corporate status was “void” in Delaware and “forfeited” in California, and that Arasor therefore was without corporate power and authority to maintain or prosecute the action. Arasor has not objected to this request. The matter was expected to be heard during the latter half of October 2011, but has not yet been heard.

Our India lawyers have informed us that they believe Xalted Information has a reasonably strong legal position and a good chance of success in the present proceedings before the appellate court. However, if we are unsuccessful in our appeal, we can file a further appeal before the Supreme Court.  Else, there will be trial before the single judge on the Arasor “winding up” petition. The single judge decision can then be appealed to the two judge panel on the merits of the Arasor complaint and thereafter to the Supreme Court  Should we lose such two judge panel appeal on the merits, and thereafter to the Supreme Court, and if we are is unable to pay the judgment, Xalted Information could be subject to judicial liquidation in India.

We are currently not aware of any other legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 1A.    RISK FACTORS.

Not applicable.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Please see our current report on Form 8-K, filed with the SEC on July 7, 2011, which is incorporated herein by reference in its entirety.

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

101 (2)

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010, (ii) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010 (unaudited), (iii) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 (unaudited) and (iv) Notes to the Consolidated Financial Statements

________________________
(1)        In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(2)        In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment No. 2 to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 13, 2011		KRANEM CORPORATION

	By:	/s/ Ajay Batheja
Ajay Batheja, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Edward Miller
Edward Miller, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Statement of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Statement of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 (2)

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010, (ii) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010 (unaudited), (iii) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 (unaudited) and (iv) Notes to the Consolidated Financial Statements

(1)        In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(2)        In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act