Form 10-Q
period 2011-09-30
KRANEM CORP
filed 2011-11-21
CIK 1309764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 10, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, no par value	39,888,750

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

KRANEM CORPORATION CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2011

		Consolidated	Consolidated
	Note	30-Sep-11	31-Dec-10
		US $	US $
		(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents		123,969	545,374
Available for sale financial assets		-	172,538
Financial assets	6A	940,260	455,856
Accounts receivable, net of allowance for doubtful debts	6B	5,718,860	5,422,724
Accounts receivable - related parties	6B	1,389,865	-
Inventories		-	145,023
Deferred tax assets, net	6	88,166	123,838
Current tax assets net of provision for income tax		32,858	463,021
Prepaid expenses and other current assets		92,537	176,712
Total Current Assets		8,386,515	7,505,086
Non-Current Assets:
Property, plant and equipment, net	6C	139,866	1,001,511
Intangible assets, net	6D	1,488,448	47,730
Financial assets	6A	264,916	81,925
Deferred tax assets, net		18,828	3,202
Other non-current assets		164,477	173,071
Total Non-Current Assets		2,076,535	1,307,439
TOTAL ASSETS		10,463,050	8,812,525

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts payable		1,240,104	1,473,734
Accounts payable - related parties		1,018,822	1,078,831
Deferred revenues		350,344	88,215
Accrued payroll		150,493	-
Short-term note		400,000	-
Short-term loan - related parties		441,623	-
Current tax liability, net of tax assets		-	156,451
Other current liabilities		408,485	904,661

Total Current Liabilities		4,009,871	3,701,892

Non-Current Liabilities:
Long-term debt		-	-
Long- term provisions	6E	109,660	92,862
Total non-current liabilities		109,660	92,862
STOCKHOLDERS’ EQUITY		-	-
Preferred Stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding	7	-	-
Common Stock, no par value, 50,000,000 shares authorized, 39,888,750 shares issued and outstanding	7	1,583,113	472,004
Retained earnings		4,938,474	4,249,737
Currency translation reserve		(200,371)	281,015
Accumulated other comprehensive income		22,303	15,015
Total Stockholders’ Equity		6,343,519	5,017,771
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY		10,463,050	8,812,525

The accompanying Notes are an integral part of the Financial Statements

KRANEM CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS AS OF SEPTEMBER 30, 2011 (Unaudited)

		Three Months Ended		Nine Months Ended
	Note	30-Sep-11	30-Sep-10	30-Sep-11	30-Sep-10
		US $	US $	US $	US $
REVENUES
Income from operations		1,642,594	1,741,696	3,947,562	7,250,269
COST OF REVENUES		434,071	623,560	1,132,185	3,718,772
GROSS PROFIT		1,208,523	1,118,136	2,815,377	3,531,497
OPERATING EXPENSES
Research & development		252,223	247,838	761,614	789,446
Selling and marketing		124,193	91,565	278,899	268,658
General and administrative expenses		454,767	132,199	910,448	386,498
Total Operating Expenses		831,183	471,602	1,950,961	1,444,602
OPERATING INCOME		377,340	646,534	864,416	2,086,895
Finance costs		(31,761)	(373)	(77,498)	(572)
Non operating income		107,674	78,321	173,894	287,412
Income before Income Taxes		453,253	724,482	960,812	2,373,735
Tax expenses	6F	130,160	70,603	272,075	280,866
Net Income		323,093	653,879	688,737	2,092,869
Earnings per Equity share	6G
Basic		0.01	0.03	0.03	0.10
Weighted average number of equity shares used in computing earnings per equity share
Basic		39,888,750	21,335,625	29,749,107	21,335,625

The accompanying Notes are an integral part of the Financial Statements

KRANEM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
AS OF SEPTEMBER 30, 2011
(Unaudited)

NINE MONTHS ENDED

30-Sep-11	30-Sep-10
US $	US $
Cash Flows from Operating Activities:
Net Income	688,737	2,092,869
Adjustments:
Depreciation and amortization	152,525	126,396
Loss/(Profit) on sale of property, plant and equipment	10,741	(1,960)
Provision for taxation	262,092	297,459
Dividend income	-	(2,904	)-
Deferred taxes	9,983	(16,593)
Fair value adjustments	(62,204)	(29,898)
Interest (Accrual) / Reversal on fixed deposits	(4,620)	(2,235)
Provision for gratuity and leave encashment	35,613	18,235
Amortization of prepaid rent	23,986	4,508
Gain on liabilities w/o in acquisition	(52,792)	56,499

Changes in Asset / Liabilities
(Increase)/Decrease in other non current Assets	(2,009)	304,946
(Increase)/Decrease in inventories	115,281	2,177,935
(Increase)/Decrease in trade receivables	(2,142,608)	3,491,427
Increase/(Decrease) in tax assets	(14,827)	(189,200)
(Increase)/Decrease in financial assets	23,208	(8,974)
(Increase)/Decrease in prepaid and other current Assets	(4,380)	3,922,814
Increase/(Decrease) in long term provisions	4,570	(2,383)
Increase/(Decrease) in trade payable	(68,082)	(12,225,389)
Increase/(Decrease) in deferred revenues	269,557	(808,050)
Increase/(Decrease) in other current liabilities	182,555	(132,226)
Net Cash from Operating Activities	(572,674)	(926,724)

Cash flows from Investing Activities:
Dividend income	-	2,966
Investments in fixed deposits placed with banks	-	(230,510)
Withdrawal of fixed deposits placed with banks	-	1,599,892
Investment in mutual fund units	(1,097,324)	(223,814)

Redemption of mutual fund units	1,234,392	-
Proceeds from sale of fixed assets	100,784	1,960
Expenditure on property, plant and equipment	(21,945)	(46,773)
Acquisition of assets	(5,831,375)	-
Net Cash from Investing Activities	(5,615,468)	1,103,721

Cash flows from Financing Activities:
Increase/(Decrease) in short term loans	381,283	(405,798)
Increase/(Decrease) in common shares	5,431,375	-
Net Cash from Financing Activities	5,812,658	(405,798)

Net Increase / (decrease) in cash and cash equivalents during the period	(375,484)	(228,801)

Cash and cash equivalents at the beginning of the period	545,374	397,987

Effect of exchange rate changes on cash and cash equivalents	(45,921)	17,815
Cash and Cash Equivalents at the end of the period	123,969	187,001

The accompanying Notes are an integral part of the Financial Statements

KRANEM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by Kranem Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the period ended December 31, 2010 and notes thereto included in the Company’s current report on Form 8-K (Amendment No. 1) filed on July 29, 2011. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 – History and organization of the Company

The Company was incorporated in the State of Colorado on April 18, 2002 under the name Kranem Corporation. The Company previously offered high-quality office and office supply products to businesses, educational institutions, government agencies and individuals through the Company’s website, www.learningwire.com. The Company operated its business under the “Learningwire” trade name, which is registered with the Colorado Secretary of State. However, the Company ceased its online operations in January 2006 and from that time until the consummation of the Share Exchange Agreement with Xalted Networks, Inc. described below, the Company did not engage in any active operations, other than its search for a privately owned corporation to merge with or acquire.

On May 13, 2011, the Company executed and closed transactions under a Share Exchange Agreement with Xalted Networks, Inc., or Xalted Networks, a Delaware holding company with an operating subsidiary in India. The transactions under the Share Exchange Agreement with Xalted Networks are accounted for as a reverse recapitalization whereby a private company exchanges shares with a non-operational public company resulting in a change in control and management. Accordingly, the historical financial data accompanying these financial statements are that of Xalted Networks, primarily its operating subsidiary in India. Since the closing of the Share Exchange Agreement, the Company has been engaged in the provision of advanced software solutions that enable companies and public organizations, including governments and law enforcement agencies, to capture, manage and analyze structured and unstructured data to enhance business and operational performance and address security threats. The two principal markets that our software solutions address are the telecom security market and the homeland security market. The Company includes law enforcement as part of the homeland security market. The Company’s current and past geographic focus is on India and the surrounding countries in Asia, Africa, and the Middle East.

The Company’s recapitalization with Xalted Networks and its operating subsidiary, Xalted Information Systems (Pvt.) Ltd., or Xalted Information, was accomplished by the forgiveness of $2,500,000 of debt issued by Xalted Network’s parent, Xalted Holding Corporation, or Xalted Holding, which we acquired from three note holders in exchange for the issuance to them of an aggregate of 14,958,280 shares of our common stock; the issuance to Xalted Holding of 11,634,220 shares of our common stock; and the cancellation of an aggregate of 14,687,500 outstanding shares of our common stock held by three individuals. As a result and immediately after the closing of, these transactions, the former Xalted Holding note holders held directly 45% of our issued and outstanding stock. Xalted Holding held directly 35% of our issued and outstanding common stock. The remaining 20% was held by the shareholders of Kranem Corporation of record immediately before the closing of the transactions. The share amounts in these financials reflect the amounts of shares held by the shareholders following the stock dividends issued on July 28, 2011.

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

Note 3 - Significant Accounting Policies:

There have been no changes to the Company’s significant accounting policies from those described in Notes to the Financial Statements of the Company for the year ended December 31, 2010. These unaudited financial statements should be read in conjunction with such financial statements for the year ended December 31, 2010 filed in our current report on Form 8-K (Amendment No. 17) filed on July 29, 2011.

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

Note 6 - Other disclosures:

A. Financial Assets:

The components of financial assets are given hereunder:

	As at	As at
	September 30, 2011	December 31, 2010
	$	$
1. Financial Assets-Current
Interest free loan given to director (Note a)	426,773	430,298

Fixed deposits placed with banks with maturity less than one year (Note b) residual	20,844	25,558

Krishil TechPark Private Limited (Note c)	492,643	-
	940,260	455,856

2. Financial Assets-Non-Current
Fixed deposits placed with banks with residual maturity more than one year(Note d)	60,542	81,925

Krishil TechPark Private Limited (Note e)	204,374	-
	264,916	81,925
Total Financial Assets	1,205,176	537,781

Note a: The Company has given interest free loan to a director of Xalted Information and Xalted Networks, which is repayable in 2011. The Board of Directors of Xalted Information has decided that no further loan will be granted to any of the directors in the future.

Note b: Current Fixed Deposits amounting to $ 20,844 and $ 25,558 as on September 30, 2011 and December 31, 2010 respectively are placed with bank as margin for performance /financial guarantees given by the company, as such not considered as cash equivalents.

Note c: The amount due from Krishil Tech Park Private Limited is on account of sale of land which is recoverable by December 2011.

Note d: Entire amounts of non-current fixed deposits as on September 30, 2011 and December 31, 2010 are placed with Bank as margin for performance/ financial guarantees given by the company.

Note e: The amount due from Krishil Tech Park Private Limited is on account of sale of land which is recoverable after September 2012.

B. Accounts receivable, net of allowance for doubtful debts

Accounts receivables consists of:
	As at	As at
	September 30, 2011	December 31, 2010
	$	$
Accounts receivables
-From customer	3,579,373	3,900,247
-From Related Parties	1,389,866	-
Accrued Income (Refer Note a)	2,355,772	1,738,760
Total Accounts Receivables (Gross)	7,325,011	5,639,007
Less: Allowance for Doubtful Debts (Refer Note b)	(216,284)	(216,284)
Accounts Receivable, Net	7,108,727	5,422,723

Note a: Accrued income consists of amounts representing the recognized sales value of performance and such amounts that had not been billed and were not billable to customers as the respective milestones were not achieved at the date of the balance sheet.

Note b: The Company had billed a customer in Africa amounting to $ 216,284. In view of the uncertainty in realization of this amount from the customer, the Company as a prudent and conservative measure had made a provision in the books for the entire amount in the year ended December 31, 2009.

The Company through its subsidiary, Xalted Information, is exposed to foreign currency risk on its account receivables. Foreign currency risk is market risk due to effect of changes in foreign currency exchange rates. The contracts with some clients are typically priced in U.S. dollars which represents foreign exchange exposure. Net foreign currency receivable aggregated to $ 1,403,943 and $ 8,750 as at September 30, 2011 and December 31, 2010 respectively.

The allowance for doubtful debts are established at amounts considered to be appropriate based primarily upon Company’s past credit loss experience with the customers and an evaluation of potential losses on the outstanding receivable balances.

The activity in the allowance for doubtful accounts receivable is given below:

	For the	For the
	period ended,	period ended,
	September 30,	December 31,
	2011	2010
	$	$
As on beginning of the period	216,284	216,284
Additions	-	-
Deductions	-	-
As on the end of the period	216,284	216,284

C. Property, plant and equipment, net

Property, plant and equipment consist of:

	As at September 30,	As at December 31,
	2011	2010
	$	$

Computer & Peripherals	1,038,503	1,113,637
Communication Equipments	29,079	31,102
Electrical Equipments	127,968	137,752
Lab Equipment	71,788	78,388
Office Equipment	8,350	9,901
Motor Vehicle	16,841	63,730
Air Conditioner	70,253	76,712
Furniture and Fittings	87,597	95,652
Digital Loop Carriers	67,630	73,849
Leasehold improvements	31,054	33,909
Land	-	803,412
Total	1,549,063	2,518,044
Less: Accumulated Depreciation	(1,409,197)	(1,516,533)
Property, plant and equipment, net	139,866	1,001,511

D. Intangible Assets, net

The following table presents details of our total Intangible assets:

		Accumulated	Net carrying
As at September 30, 2011	Gross Cost	amortization	value
	$	$	$
Software	278,963	247,655	31,308
Software, IP – Acquired June 30, 2011
(Note a)	1,511,109	53,969	1,457,140

		Accumulated	Net carrying
As at December 31, 2010	Gross Cost	amortization	value
	$	$	$
Software	304,612	256,882	47,730

Note a, On June 30, 2011, we entered into and consummated an Asset Purchase Agreement, with Investco, a British Virgin Islands corporation, pursuant to which we acquired certain software, source code, intellectual property rights and other materials relating to the “Data Retention,” “Man in the Middle,” “Man in the Middle Detector” and “nCrypto” products and product families. We refer to these items as the Transferred Assets. We assumed no liabilities of Investco in connection with this transaction.

As consideration for the Transferred Assets, we issued to Investco 6,648,125 shares of our common stock, representing 20% of our then-issued and outstanding capital stock, and a one-year convertible promissory note, or the Note, in the principal amount of $400,000. The Note bears simple interest at the annual rate of five percent and is due and payable, together with accrued interest, on June 29, 2012 or earlier in the event of our insolvency or bankruptcy. The Note may be prepaid at any time without penalty. The Note is convertible at the option of the Note holder, in whole but not in part, into shares of our common stock, at the per share price paid by, and on the same terms and conditions extended to, the investors our next round of financing. For more information on this transaction, please see our Note 2.

E. Long Term Provisions

Long Term Provisions consists of:

	As at	As at
	September 30, 2011	December 31, 2010
	$	$
Liability Accrual for Gratuity	46,002	51,110
Liability Accrual for Leave Encashment (Compensated Absences)	55,381	32,714
Provision for Warranty Expenses	8,277	9,038
Total	109,660	92,862

F. Income taxes

Income taxes consist of:

	For the	For the
	period ended	period ended
	September 30,	December 31,
	2011	2010
	$	$
Domestic Income Taxes
Current taxes	236,671	262,334
Earlier Years Taxes	25,420	37,111
Deferred taxes	9,984	(23,270)
Aggregate Income taxes	272,075	276,175

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

The components of net deferred tax asset are as follows:
	As at	As at
	September 30, 2011	December 31, 2010
	$	$
Deferred tax assets:
Employee benefits	-	-
Gratuity	14,926	10,867
Leave Encashment	17,968	16,977
Salaries Payable	-	-
Rent Payable	-	-
Provision for Doubtful Accounts	71,224	71,844
MAT credit available as per Income Tax Act, 1961	16,942	18,500
Accrued liabilities	-	22,058
Others	-	9,589
Fair Value of Director’s Loan	-	11,863
Fair Value of Receivables towards sale of land	-	-
Fair Value of Rental Deposits	-	-
Gross deferred tax assets	121,060	161,698
Less: Valuation allowance	-	-
Total deferred tax assets	121,060	161,698

Deferred tax liabilities:
Property, plant and equipment	14,066	26,688
Prepaid Rent	-	7,970
Total deferred tax liabilities	14,066	34,658
Net deferred income tax assets/(liabilities)	106,994	127,040

G. Earnings per share

Basic earnings per share and diluted earnings per share are computed on the basis of the weighted average number of shares outstanding.

The components of basic and diluted earnings per share were as follows:

	Nine months Period	Nine months Period
	January 1, 2011 to	January 1, 2010 to
	September 30, 2011	September 30, 2010
	$	$
Net income attributable to Kranem Corporation’s shareholders ($)	688,737	2,092,869
Average outstanding shares
Basic	29,749,107	21,335,625

Earnings per share
Basic ($)	0.03	0.10

H. Segmental reporting

SFAS 131, "Disclosure about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about business segments and related disclosures about products and services, geographical areas and major customers.

The Chief Executive Officer (CEO) of the Company has been identified as the Chief Operating Decision Maker (CODM) as defined by ASC Topic 280. The CEO of the Company evaluates the segments based on their revenue growth, operating income and return on capital employed. Management of the Company is of the view that it has only one business segment, i.e. Telecom Industry Solutions and hence the disclosure requirements as per SFAS 131 are not applicable to the Company.

Geographic segment

The revenues that are attributable to countries based on location of customers are as follows:

				Nine months
	Three months			Period January
	Period July 1, 2011	Three months Period	Nine months Period	1, 2010 to
	to	July 1, 2010 to	January 1, 2011 to	September 30,
	September 30, 2011	September 30, 2010	September 30, 2011	2010
	$	$	$	$
India	1,077,736	925,995	1,771,488	5,281,485
USA	26,181	756,979	1,578,166	1,707,193
Europe	400,000	0	400,000	0
Nepal	120,623	35,395	123,121	175,083
South Africa	18,054	23,327	74,787	86,508
Total	1,642,594	1,741,696	3,947,562	7,250,269

I. Related Party Transactions

List of related parties where control exists and related parties with whom transactions have taken place and relationships:

Sr
No.	Name of the Related Party	Relationship
1	Xalted Networks Inc	Wholly-owned subsidiary
2	Xalted Holding Corporation (formerly known as Xalted Networks Inc)	Entities over which directors of are able to exercise significant influence are Kranem Corp.
3	Sandalwood Partners	Entities over which directors are able to exercise significant influence
4	SEM India Systems Private Limited	Entities over which directors are able to exercise significant influence
5	Xalted Technologies Private Limited	Entities over which directors are able to exercise significant influence
6	Krishil TechPark Private Limited	Entities over which directors are able to exercise significant influence
7	Prabhas Consulting	Entities over which directors are able to exercise significant influence
8	Shri Pratap Kondamoori	Key managerial personnel
9	Shri Ajay Batheja	Key managerial personnel
10	B V Naidu	Key managerial personnel

Transactions with related parties during the three months period ended September 30, 2011.

			Entities over
			which Directors
			are able to	Key
Sr		Holding	exercise significant	Managerial
No	Nature of Transactions	Company	influence	Personnel	Total
		$	$	$	$
1	Revenue Transactions-
	-Service Fees	-	-	-	-
2	Fair value Adjustments-
	-Fair Value Income on interest free Loan to Director	-	-	17,428	17,428
	-Fair Value Income on amounts recoverable from Krishil TechPark Limited towards sale of Land	-	(20,257)	-	(20,257)
3	Loans and Advances given	160,000	-	-	160,000
4	Loans and Advances Repaid	-	2,881	-	2,881
5	Accounts Payable	-	9	-	9
6	Consultancy Charges	-	3,203	9,609	12,812
7	Sale of Land	-	-	-	-
8	Accounts Receivable	104,249	-	-	104,249

Transactions with related parties during the three months period ended September 30, 2010.

			Entities over
			which Directors
			are able to	Key
Sr		Holding	exercise significant	Managerial
No	Nature of Transactions	Company	influence	Personnel	Total
		$	$	$	$
1	Revenue Transactions-
	-Service Fees	-	730,445	-	730,445
2	Fair value Adjustments-
	-Fair Value Income on interest free Loan to Director	-	-	8,173	8,173
	-Fair Value Income on amounts recoverable from Krishil TechPark Limited towards sale of Land	-	-	-	-
3	Loans and Advances given	-	-	3,944	3,944
4	Loans and Advances Repaid	-	371,068	-	371,068
5	Accounts Payable	-	25,433	-	25,433
6	Consultancy Charges	-	-	9,860	9,860
8	Accounts Receivable	1,950,263	-	-	1,950,263

Transactions with related parties during the nine months period ended September 30, 2011.

			Entities over
			which Directors
			are able to	Key
Sr		Holding	exercise significant	Managerial
No	Nature of Transactions	Company	influence	Personnel	Total
		$	$	$	$
1	Revenue Transactions-
	-Service Fees	-	1,499,162	-	1,499,162
2	Fair value Adjustments-
	-Fair Value Income on interest free Loan to Director	-	-	34,969	34,969
	-Fair Value Income on amounts recoverable from	-	-	-	-
	Krishil TechPark Limited
	towards sale of Land
3	Loans and Advances given	160,000	80,595	-	240,595
4	Loans and Advances Repaid	-	192,167	-	192,167
5	Accounts Payable	-	57,375	-	57,375
6	Consultancy Charges	-	5,441	29,739	35,180
7	Sale of Land	-	782,473	-	782,473
8	Accounts Receivable	104,249	-	-	104,249

Transactions with related parties during the nine months period ended September 30, 2010.

			Entities over
			which Directors
			are able to	Key
Sr		Holding	exercise significant	Managerial
No	Nature of Transactions	Company	influence	Personnel	Total
		$	$	$	$
1	Revenue Transactions-
	-Service Fees	1,628,164	-	-	1,628,164
2	Fair value Adjustments-
	-Fair Value Income on interest free Loan to Director	-	-	23,953	23,953
3	Loans and Advances given	-	-	3,944	3,944
4	Loans and Advances Repaid	-	398,628	-	398,628
5	Accounts Payable	-	191,648	-	191,648
6	Consultancy Charges	-	-	29,472	29,472
7	Accounts Receivable	2,149,861	-	-	2,149,861

Closing Balance of Related Parties as at September 30, 2011

			Entities over
			which Directors
			are able to	Key
Sr		Holding	exercise significant	Managerial
No	Nature of Transactions	Company	influence	Personnel	Total
		$	$	$	$
1	Financial Assets	-	697,016	426,773	1,123,789
2	Other Current Assets	-	3,365	14,306	17,671
3	Accounts Payable	883,512	134,595	2,759	1,026,866
4	Accounts Receivable	-	1,389,866	-	1,389,866
5	Short-term Loan	-	281,623	-	281,623

Closing Balance of Related Parties as at September 30, 2010

			Entities over
			which Directors
			are able to	Key
Sr		Holding	exercise significant	Managerial
No	Nature of Transactions	Company	influence	Personnel	Total
		$	$	$	$
1	Financial Assets	-	-	402,505	402,505
2	Other Current Assets	-	3,685	11,638	15,323
3	Accounts Payable	922,289	185,579	-	1,107,868
4	Accounts Receivable	65,000	-	-	65,000
5	Short-term Loan	-	576,276	-	576,276

Disclosure in respect of material related party transactions three-month and nine-month period ended September 30, 2011 and September 30, 2010, respectively:

1.

Revenue transactions (Service fees) include Xalted Holding Corporation (formerly known as Xalted Networks Inc) $ Nil and $ 1,499,162 for the three-month and nine-month period ended September 30, 2011 respectively and $ 730,445 and $ 1,628,164 for three-month and nine-month period ended September 30, 2010 respectively.

2.

Fair value income include director’s loan (Pratap Kondamoori): $ 17,428 and $ 34,969 for the three-month and nine-month period ended September 30, 2011 respectively and $ 8,173 and $ 23,953/- three-month and nine- month period ended September 30, 2010.

3.

Consultancy charges include Ajay Batheja: $ 9,609 and $ 29,739 for the three-month and nine-month period ended September 30, 2011 respectively and $ 9,860 and $ 29,472 for the three-month and nine-month period ended September 30, 2010 respectively.

4.	Consultancy Charges include Prabhas Consulting: $ 3,203 and $ 5,441 for the three-month and nine-month period ended September 30, 2011 respectively.

J. Contingencies and commitments

Contingencies

i.

The Indian Income Tax Assessing Officer has raised a demand for additional Tax liability for A.Y. 06-07, AY 07- 08 and AY 08-09. Xalted Information is contesting the order of denial of bad debts for A.Y. 06-07 and section 10A benefits claimed by Xalted Information in 07-08 and 08-09 under the Income Tax Act, 1961. The estimated contingency amounts to $ 272,075 as of September 30, 2011. The management believes that Xalted Information has strong merits for this petition and hence it will not have material adverse affect on the Company’s results of operations, liquidity or financial position and has filed an Appeal to the Commissioner of Income Tax.

Legal Proceedings

(a)

Xalted Information has an ongoing dispute with one of their customers in Africa in view of the SOW (Statement of Work) changing at regular intervals and new requirements being added regularly against what has been agreed as per contract. The Company had received a notice from the customer about the cancellation of the contract almost more than 9 months back and has not heard from them thereafter. In view of the uncertainty in realization of the amount of $ 216,284 due from this customer, the Company as a prudent and conservative measure had made a provision in the books for the entire amount of $ 216,284.

(b)

Arasor Corporation. In April 2010, a petition was filed against Xalted Information in the High Court of Karnataka at Bangalore by Arasor Corporation or Arasor, a Delaware company. The High Court is the principal court of original jurisdiction in the Indian state of Karnataka, sitting in the city of Bangalore. The petition sought an order under Sections 433 and 434 of the Companies Act of 1956 for the winding up of Xalted Information, based on allegations that Xalted Information did not pay for communications equipment sold and shipped by Arasor. We maintain the Company never received the equipment which is alleged to have been shipped to us. This type of claim, and the type of relief sought, is not unusual in India.

The petition was heard by a single judge, sometimes also called a “Single Bench Judge,” in the High Court in Karnataka. Any judicial panel comprised of two judges in a given court is referred to in India as a “Division Bench.” The Single-Bench Judge found sufficient evidence to hold a hearing on Arasor’s complaint to “wind- up” Xalted Information on November 10, 2010. On December 14, 2010, Xalted Information filed an appeal of that decision before a Division Bench of the same High Court. On January 19, 2011, the two-judge Division Bench stayed the November 10, 2010 order of the Single Bench Judge and all further proceedings in the action filed by Arasor, pending the appeal.

After submission of written arguments, a hearing on the appeal was conducted in March 2011, a further hearing was set for June 9, 2011, and the earlier stay was continued during the pendency of the appeal. In June 2011, Xalted Information filed an additional application with the two-judge Division Bench to request dismissal of the claims against it on the basis that Arasor’s corporate status was “void” in Delaware and “forfeited” in California, and that Arasor therefore was without corporate power and authority to maintain or prosecute the action. On October 15, 2011, the Division Bench heard the appeal filed by Xalted Information and set aside the order of admission of the petition. The Division Bench Court determined that the order passed by the Single Judge Court did not fully take into consideration the defenses presented by Xalted Information and remanded the matter back to the Single Bench Judge to hear the evidence of both parties again, as to whether there was sufficient evidence to admit the petition for trial. The Divisional Bench Court also ruled that Xalted Information is permitted to raise all defenses, including the defense of the non-existence of Arasor Corporation.

The Company’s India counsel has informed us they believe Xalted Information has a reasonably strong legal position and a good chance of success in persuading the Single Bench Judge to refuse to admit the winding-up petition. If Xalted Information is not successful in that effort, it may appeal the admission of the petition to the Division Bench and, if necessary, to the Supreme Court. Should those appeals fail, the petition would be finally admitted and the matter would proceed to trial before the Single Bench Judge. Again, Xalted Information would have the opportunity to contest the claims made by Arasor. In the event of an adverse decision, Xalted Information would be entitled to appeal that decision to the Division Bench and, if necessary, to the Supreme Court. If all appeals were to fail, Xalted Information would be subject to judicial liquidation in India if it is unable to pay the amount of the judgment.

Note 7 – Stockholders’ Equity:

The Company is authorized to issue 50,000,000 shares of its common stock, with no par value, and up to 10,000,000 shares of its preferred stock, with no par value.

On May 13, 2011, the Company consummated a Share Exchange Agreement with Xalted Networks and its operating subsidiary, Xalted Information, through the issuance of common shares in the Company which has been accounted for as a reverse recapitalization. As part of the recapitalization, $2,500,000 of debt issued by Xalted Network’s parent, Xalted Holding was forgiven. The Company acquired the debt from three note holders in exchange for the issuance to them of an aggregate of 14,958,280 shares of our common stock. The other part of the recapitalization was the issuance to Xalted Holding of 11,634,220 shares of our common stock; and the cancellation of an aggregate of 14,687,500 outstanding shares of our common stock held by three individuals. As a result of, and immediately after the closing of the recapitalization, the former Xalted Holding note holders held directly 45% of our issued and outstanding stock. Xalted Holding held directly 35% of our issued and outstanding common stock. The remaining 20% was held by the shareholders of Kranem Corporation of record immediately before the closing of the transactions.

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

As of the close of business of September 30, 2011, the Company had a total of 39,888,750 common shares outstanding. There were no preferred shares of the Company outstanding. The Company has not paid any cash dividends on common stock. There is no current anticipation of paying cash dividends in the future.

Note 8 – Subsequent Events:

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning any projections of earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: the impact of the global economic environment on the Company’s customer base (particularly telecom and law enforcement agencies) and the resulting uncertainties; changes in technology and market requirements; decline in demand for the Company’s products; inability to timely develop and introduce new software, services and applications; difficulties or delays in absorbing and integrating acquired operations, technologies and personnel; loss of market share; pressure on pricing resulting from competition; and inability to maintain certain marketing and distribution arrangements.

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

On May 12-13, 2011, we entered into a Share Exchange Agreement and related agreements pursuant to which we agreed to acquire Xalted Networks and its operating subsidiary, Xalted Information, in exchange for the issuance of 35% of our outstanding stock to Xalted Holding, the parent corporation of Xalted Networks, the issuance of 45% of our outstanding stock to three investors and convertible note holders of Xalted Holding, the forgiveness of $2,500,000 of Xalted Holding debt which we acquired from the note holders, and the cancellation of 14,687,500 outstanding shares of our common stock held by three individuals. These transactions (the “Transactions”) resulted in a change of control of Kranem Corporation. We originally accounted for the Transactions using purchase method of accounting, but on October 4, 2011, our board of directors determined to account for the Transactions as a reverse recapitalization.

Changes to our board of directors and management

As a part of the Transactions, Michael Grove resigned from all positions held with us effective as of the closing of the Transactions; Stephen K. Smith resigned from his position as our President effective as of the closing of the Transactions, and as a member of our board of directors effective upon the tenth day following the mailing of a 14f-1 Notice to our shareholders, or June 4, 2011; Ajay Batheja was appointed to our board of directors effective as of the closing; other individuals designated by Xalted Holding were appointed to our board effective on June 4, 2011; Ajay Batheja was also appointed as our Chief Executive officer, or CEO, effective as of the closing; and Edward Miller was appointed as our Chief Financial Officer effective as of the closing. Ajay Batheja was then, and still is, a member of the board of directors and the CEO of Xalted Holding, and the CEO of Xalted Information. Edward Miller had no position with us, Xalted Holding or any affiliate of either prior to the closing. Since the closing, Luigi Caramico and V.R. Ranganath, both of whom are directors of Xalted Holding, have been appointed to our board of directors, effective on June 4, 2011.

Recent Developments

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

Overview of Our Business

Through our operating subsidiary, Xalted Information, we provide advanced software solutions that enable companies and public organizations, including governments and law enforcement agencies, to capture, manage and analyze structured and unstructured data to enhance business and operational performance and address security threats. We have one business segment: telecom market solutions. The two principal markets that our software solutions address are the telecom market and the homeland security market. We include law enforcement as part of the homeland security market. Our current and past geographic focus is on India and the surrounding countries in Asia and some countries in Africa and the Middle East.

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

Taxation

Kranem Corporation and Xalted Networks are subject to United States taxes. No provision for income taxes in the United States has been made as these companies have no income taxable in the United States.

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

Results of Operations

Three and Nine Months Ended September 30, 2011 and 2010

We recorded net income of $323,093 and $688,737 for the three and nine months ended September 30, 2011, respectively, compared to net income of $653,879 for the three months ended September 30, 2010 and $2,092,869 for the nine months ended September 30, 2010. On a basic and diluted per share basis, net income was $0.01 and $0.03 for the three and nine months ended September 30, 2011, respectively, compared to net income of $0.03 and $0.10 for the three and nine months ended September 30, 2010, respectively. We may incur net losses in future periods due to future spending and fluctuations in our business, and we may not achieve or maintain sustained profitability in the future.

Revenues

Comparison of the Three- and Nine-Month Periods Ending September 30, 2011 and 2010

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenue	$1,642,594	$1,741,696	$3,947,562	$7,250,269
Cost of Revenue	434,071	623,560	1,132,185	3,718,772
Gross Profit	1,208,523	1,118,136	2,815,377	3,531,497
Operating Expenses	831,183	471,602	1,950,961	1,444,602
Operating Income/(Loss)	377,340	646,534	864,416	2,086,895
Other Income/(Expense)	75,913	77,948	96,396	286,840
Income before Income Taxes	453,253	724,482	960,812	2,373,735
Income Taxes	130,160	70,603	272,075	280,866
Income after Taxes	323,093	653,879	688,737	2,092,869

Revenues. We generate revenues from sales of our integrated information security products and through the related after-sales services. Our revenues were $1,642,594 and $3,947,562 for the three and nine months ended September 30, 2011, respectively, compared to $1,741,696 and $7,250,269 for the three and nine months ended September 30, 2010, respectively. The decline in revenue was primarily due to the timing of attaining specific revenue/project milestones associated with our customer contracts.

Cost of revenue. Our cost of revenue primarily consists of the purchase of third party software and deployment costs. Our cost of revenue was $434,071 and $1,132,185 for the three and nine months ended September 30, 2011, respectively, compared to $623,560 and $3,718,772 for the three and nine months ended September 30, 2010, respectively. Cost of revenue decreased $189,489 for the three months ended September 30, 2011, compared to the three months ended September 30, 2010. Cost of revenue decreased $2,586,587 for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. These decreases were predominately due to the reduced revenue levels in the 3rd quarter and the first nine months of 2011 versus the corresponding periods of 2010.

Gross profit and gross margin. Our gross profit is equal to the difference between our revenues and our cost of revenue. Our gross profit was $1,208,523 and $2,815,377 for the three and nine months ended September 30, 2011, respectively, compared to $1,118,136 and $3,531,497 for the three and nine months ended September 30, 2010, respectively. Our gross profit increased $90,387 for the three months ended September 30, 2011, compared to the three months ended September 30, 2010. Our gross profit decreased $716,120 for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. The decrease in the gross margin was directly attributed to the lower revenue for both the 3rd quarter and the first nine months of 2011 versus 2010.

Selling and marketing expenses. Our selling and marketing expenses consist primarily of compensation and benefits to our sales and marketing staffs, business travels after-sale support, transportation costs and other sales related costs. Our selling and marketing expenses were $124,193 and $278,899 for the three and nine months ended September 30, 2011, respectively, compared to $91,565 and $268,658 for the three and nine months ended September 30, 2010, respectively. Our selling and marketing expenses increased by $32,628 for the three months ended September 30, 2011, compared to the three months ended September 30, 2010. Our selling and marketing expenses increased by $10,241 for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. The increase is attributed to higher travel costs as the Company pursues potential new contracts during 2011.

General and administrative expenses. General and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operations. Our general and administrative expenses were $454,767 and $910,448 for the three and six months ended September 30, 2011, respectively, compared to $132,199 and $386,498 for the three and nine months ended September 30, 2010, respectively. Our general and administrative expenses increased by $322,568 for the three months ended September 30, 2011, compared to the three months ended September 30, 2010; and increased by $523,950, for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. The increase in the general and administrative expenses is almost entirely associated with the recapitalization that completed on May 13, 2011.

Total other income (expenses). We had $75,913 in total other income in the three months ended September 30, 2011, as compared to $77,948 in total other income in the three months ended September 30, 2010; and had $96,396 in total other income in the nine months ended September 30, 2011, as compared to $286,840 in total other income in the nine months ended September 30, 2010.

Income before income taxes. Our income before income taxes decreased by $271,229 to $453,253 for the three months ended September 30, 2011, compared to $724,482 for the three months ended September 30, 2010. Our income before income taxes decreased by $1,412,923 to $960,812 for the nine months ended September 30, 2011, compared to $2,373,735 for the nine months ended September 30, 2010. Our lower income before income taxes is attributed to the lower revenue levels for 2011 through September 30, 2011.

Income tax expense. Income tax expense increased by $59,557 to $130,160 for the three months ended September 30, 2011, compared to $70,603 for the three months ended September 30, 2010. Income tax expense decreased by $8,791 to $272,075 for the nine months ended September 30, 2011, compared to $280,866 for the nine months ended September 30, 2010. The increase in the 3rd quarter income tax expense was associated with the expiration of certain tax advantages in India. The decrease in income tax expense for the first nine months of 2011 versus 2010 was associated with the decrease in revenue and operating profit during the period; however, the decrease was less than expected due to the increase in the Company’s tax rate at its Indian subsidiary, Xalted Information.

Net income. As a result of the factors described above, net income decreased by $330,786 to $323,093 for the three months ended September 30, 2011, compared to $653,879 for the three months ended September 30, 2010. Net income decreased by $1,404,132 to $688,737 for the nine months ended September 30, 2011, compared to $2,092,869 for the nine months ended September 30, 2010.

Liquidity and Capital Resources

As of September 30, 2011, we had cash and cash equivalents of $123,969, compared to $545,374 as of December 31, 2010. In addition, we had other financial assets available for sale of $0.00 at September 30, 2011, compared to $172,538 at December 31, 2010. To date, we have financed our operations primarily through cash flows from operations, augmented by equity contributions by our stockholders. As of September 30, 2011, $124,069 of cash and cash equivalents were held in India. We do not anticipate the need to repatriate any material amounts of the cash, cash equivalents and financial assets to the United States, but to the extent amounts are repatriated, we would become subject to tax in the United States on such amounts.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow

	As of September 30,
	2011	2010
Net cash provided by (used in) operating activities	$(572,674)	$(926,724)
Net cash provided by (used in) investing activities	(5,615,468)	1,103,721
Net cash provided by (used in) financing activities	5,812,658	(405,798)
Effect of exchange rate changes on cash balance	(45,921)	17,815
Net increase in cash and cash equivalents	(375,484)	(228,801)
Cash and cash equivalents at beginning of the period	545,374	397,987
Cash and cash equivalents at end of the period	123,969	187,001

Operating Activities

The Company currently has $3,009,058 and $2,728,869 of accounts receivable that have been outstanding for more than a year as on September 30, 2011 and December 31, 2010, respectively, out of which $216,284 and $216,284 is covered by the allowance for doubtful accounts as on September 30, 2011 and December 31, 2010, respectively. Our accounts receivable in India are entirely from customers which are government agencies or government-owned entities. The age of our receivables is not unusual in government-related commercial transactions in India, although it would be unusual in purely private situations. We do not anticipate the age of these receivables and this pattern in government contracting in India to have an adverse impact on our growth because we have taken these patterns into account in our forward planning.

Net cash provided by operating activities was ($572,674) in the nine months ended September 30, 2011, as compared to ($926,724) in the nine months ended September 30, 2010. The increase in net cash used by the operating activities was mainly due to the Company’s sale of the final portion of its hardware business in the 1st quarter of 2010.

Investing Activities

Net cash used in investing activities was ($5,615,468) in the nine months ended September 30, 2011, as compared to net cash provided by in investing activities of $1,103,721 in the nine months ended September 30, 2010. The decrease in net cash from investing activities in 2011 is attributed to the recapitalization of the Company on May 13, 2011.

Financing Activities

Net cash provided by investing activities was $5,812,658 in the nine months ended September 30, 2011, as compared to ($405,798) in the nine months ended September 30, 2010. The increase in net cash from financing activities in 2011 is attributed to an increase in capital contributions as a result of the recapitalization of the Company on May 13, 2011.

Loan Commitments

The Company does not have any loan commitments, except for a one-year convertible promissory amount in the principal amount of $400,000, held by Investco, a British Virgin Islands company, having a maturity date of June 29, 2012 and two short-term promissory notes in the total amount of $160,000, held by Xalted Holding. The first promissory note in the amount of $50,000 has a maturity date of July 14, 2012 and the second promissory note in the amount of $110,000 has a maturity date of October 16, 2012.

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

Basis of preparation: The financial statements of Xalted are prepared in accordance with Generally Accepted Accounting Principles in the United States (“US GAAP”). The financial statements are presented in United States Dollars ($). The financial statements are prepared for the quarter ended September 30, 2011 with comparatives for the previous calendar year (2010). The purpose of preparation of these financial statements is for submission to the parent company for consolidation purpose.

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

Accounts receivable: Accounts receivable represent the Company’s trade receivables, net of the allowance for doubtful accounts. The allowance for doubtful accounts represents the Company’s best estimate of receivables that are doubtful of recovery based on a specific identification basis. The Company currently has $3,009,058 and $2,728,869 of accounts receivable that have been outstanding for more than a year as on September 30, 2011 and December 31, 2010, respectively, out of which $216,284 and $216,284 is covered by the allowance for doubtful accounts as on September 30, 2011 and December 31, 2010, respectively.

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

Amortizable intangible assets are amortized over their estimated useful lives in proportion to the economic benefits consumed in each period. The estimated useful life of the intangible assets is 5 to 7 years.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Ajay Batheja, and Chief Financial Officer, Edward Miller, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based upon this evaluation, Mr. Batheja and Mr. Miller determined that, as of September 30, 2011, our disclosure controls and procedures were not effective due to a material weakness, as defined in Public Company Accounting Oversight Board Standard No. 5, in our internal control over financial reporting. This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews.

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

In April 2010, a petition was filed against Xalted Information in the High Court of Karnataka at Bangalore by Arasor Corporation (“Arasor”), a Delaware company. The High Court is the principal court of original jurisdiction in the Indian state of Karnataka, sitting in the city of Bangalore. The petition sought an order under Sections 433 and 434 of the Companies Act of 1956 for the winding up of Xalted Information, based on allegations that Xalted Information did not pay for communications equipment sold and shipped by Arasor. We maintain the Company never received the equipment which is alleged to have been shipped to us. This type of claim, and the type of relief sought, is not unusual in India.

The petition was heard by a single judge, sometimes also called a “Single Bench Judge,” in the High Court in Karnataka. Any judicial panel comprised of two judges in a given court is referred to in India as a “Division Bench.” The Single-Bench Judge found sufficient evidence to hold a hearing on Arasor’s complaint to “wind-up” Xalted Information Systems on November 10, 2010. On December 14, 2010, Xalted Information filed an appeal of that decision before a Division Bench of the same High Court. On January 19, 2011, the two-judge Division Bench stayed the November 10, 2010 order of the Single Bench Judge and all further proceedings in the action filed by Arasor, pending the appeal.

After submission of written arguments, a hearing on the appeal was conducted in March 2011, a further hearing was set for June 9, 2011, and the earlier stay was continued during the pendency of the appeal. In June 2011, Xalted Information filed an additional application with the two-judge panel to request dismissal of the claims against it on the basis that Arasor’s corporate status was “void” in Delaware and “forfeited” in California, and that Arasor therefore was without corporate power and authority to maintain or prosecute the action. On October 15, 2011, the Division Bench heard the appeal filed by Xalted Information and set aside the order of admission of the petition. The Division Bench Court determined that the order passed by the Single Judge Court did not fully take into consideration the defenses presented by Xalted Information and remanded the matter back to the Single Bench Judge to hear the evidence of both parties again, as to whether there was sufficient evidence to admit the petition for trial. The Divisional Bench Court also ruled that Xalted Information is permitted to raise all defenses, including the defense of the non-existence of Arasor Corporation.

The Company’s India counsel have informed us that they believe Xalted Inforamtion has a reasonably strong legal position and a good chance of success in the proceedings which will take place before the Single Bench Judge. However, if we are unsuccessful in the proceedings before the Single Bench  Judge, The Single Bench Judge decision can be appealed to the Divisional Bench and, if necessary, to the Supreme Court. Should the appeals fail, there will be a trial before the Single Bench Judge on the Arasor “winding up” petition. Should we lose the trial, we would appeal the decision to the Divisional Bench and, if required, appeal the trial decision before the Supreme Court, Should Xalted Information fail in the hearing, the trial and its appeals. Xalted Information would be subject to judicial liquidation in India, if Xalted Information is unable to pay the amount of the judgment.

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

ITEM 6. EXHIBITS.

Except as noted below, the following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Statement of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Statement of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 (2)	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010, (ii) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited), (iii) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 (unaudited) and (iv) Notes to the Consolidated Financial Statements

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

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment No. 2report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 21, 2011	KRANEM CORPORATION

	By:	/s/ Ajay Batheja
Ajay Batheja, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Edward Miller
Edward Miller, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Statement of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Statement of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 (2)	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010, (ii) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited), (iii) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 (unaudited) and (iv) Notes to the Consolidated Financial Statements

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