Form 10-K
period 2011-12-31
KRANEM CORP
filed 2012-05-18
CIK 1309764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

 OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53563

Kranem Corporation
(Exact name of registrant as specified in its charter)

Colorado	02-0585306
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

560 S. Winchester Blvd., Suite 500
San Jose, CA 95128
(Address of principal executive offices) (Zip Code)

(650) 319-6743
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ]         No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ]         No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]         No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]         No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]         No [X]

At June 30, 2011, the aggregate market value of shares held by non-affiliates of the registrant was $1,111,109.

At March 31, 2012, there were 39,888,750 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

KRANEM CORPORATION

FORM 10-K
For the Fiscal Year Ended December 31, 2011

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The forward-looking statements are contained principally in the sections entitled “Description of Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” below. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we reference and filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

USE OF CERTAIN DEFINED TERMS

Except where the context otherwise requires and for the purposes of this report only, references to:

  the “Company,” “we,” “us,” and “our” are to the combined business of Kranem Corporation, a Colorado corporation, and its consolidated subsidiaries, Xalted Networks, Xalted Information, Alfa Sistemi and Adora;

  “Xalted Holding” are to Xalted Holding Corporation, a Delaware corporation, formerly known as Xalted Networks, Inc., which changed its name to Xalted Holding Corporation on March 14, 2011;

  “Xalted” is to the combination of Xalted Networks and Xalted Information;

  “Xalted Networks” are to Xalted Networks, Inc., a Delaware corporation, incorporated on March 14, 2011;

  “Xalted Information” are to Xalted Information Systems (Pvt.) Ltd., an Indian company;

  “India” are to the Republic of India;

  “Italy” are to the Republic of Italy;

  “Adora” are to Adora ICT Srl, or Adora, an Italian company;

  “Alfa Sistemi” are to Alfa Sistemi Telemedia Srl, an Italian company;

  “SEC” are to the Securities and Exchange Commission;

  “Securities Act” are to the Securities Act of 1933, as amended;

  “Exchange Act” are to the Securities Exchange Act of 1934, as amended;

  “Rupees” and “Rs.” are to the legal currency of India;

  “Euros” and “€” are to the legal currency of the European Union;

  “U.S. dollars,” “dollars” and “$” are to the legal currency of the United States.

PART I

Item 1. Description of Business

Xalted provides advanced software solutions that enable companies and public organizations, including governments and law enforcement agencies, to capture, manage and analyze structured and unstructured data to enhance business and operational performance and address security threats. The two principal markets that our software solutions address are the telecom security market and the homeland security market. Xalted includes law enforcement as part of the homeland security market. Our current and past geographic focus is on India and the surrounding countries in Asia, Africa, and the Middle East.

Our software products are developed internally. In some cases we incorporate software licensed from Oracle Corporation, BMC Corporation or other third-party suppliers specified by our customers. Our software is licensed to our customers and is sometimes delivered together with hardware products at the time of sale.

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

In the homeland security market, our security solutions are used by governments and law enforcement agencies in their efforts to protect people and property and combat terrorism and crime. Our homeland security customers and end users include the national Government of India and local and regional law enforcement agencies and bodies in India, such as the Anti-Terrorist Squads in Mumbai, Maharashtra and Goa, the STF or special task force in Uttarakand, and the Cyber Crime division of the Thane District Police.

Our sales consist of licenses of software, sometimes resident on hardware which we acquire from standard industry sources as well as, in some cases, service fees for installation, commissioning, testing, training and/or ongoing technical support for our software modules. The terms of our licenses with our customers vary widely, but typically include progress payments based on delivery and installation or performance benchmarks and a final payment after commissioning, testing and acceptance by the customer.

Our corporate headquarters are located in San Jose, California. We have two operational centers in India and one in Rome, Italy. Our telecom security operations group is located in Bangaluru, India. Our homeland security operations are located in Mumbai, India. Our sales offices are located in Delhi, India, and Rome, Italy.

Our Corporate History and Background

Background and History of Kranem Corporation

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

Background and History of Xalted Networks and Xalted Information

Xalted Holding was originally established in Delaware in 1999 under the name “Xalted Networks, Inc.” On October 1, 2004, that company acquired 100% of Xalted Information pursuant to a Share Exchange and Restricted Stock Purchase Agreement executed with the owners of Xalted Information, Rajendra Manikonda, or Mr. Manikonda, and Pratap (Bob) Kondamoori, or Mr. Kondamoori. In 2004, Mr. Manikonda was a director of Xalted Information and the managing director of that company. As of July 7, 2011, he no longer held any position with Xalted Information. In 2004, Mr. Kondamoori was a board member of Xalted Information, a position he resigned in November 2011. Effective March 4, 2011, the name of Xalted Networks, Inc. was changed to Xalted Holding Corporation.

In 2006, we were advised by our major customer that it favored dealing with companies majority-owned by Indian citizens. Accordingly, effective as of February 15, 2006, we amended our earlier Share Exchange and Restricted Stock Purchase Agreement to rescind 30% of the 2004 equity transfer, so that Xalted Networks, now known as Xalted Holding, would hold 70% of Xalted Information directly and of record, and the remaining equity would be held of record 7.53% by Mr. Manikonda and 22.47% by Mr. Kondamoori, both of whom are Indian citizens. We refer to the 30% of the equity of Xalted Information which was the subject of the 2006 amendment as the Rescinded Stock. Additional equity of Xalted Information was issued to Mr. Manikonda and Mr. Kondamoori, and made subject to the same terms as the Rescinded Stock, pursuant to a Stock Purchase Agreement, also effective as of February 15, 2006. As a result, the equity owned by each of Mr. Manikonda and Mr. Kondamoori increased to 13.55% and 40.58% respectively and Xalted Network’s equity decreased to 45.87% . As of the date hereof, to our knowledge, the reasons for our reduction in our direct, record ownership of Xalted Information are still applicable and we are not aware of any indication that this will not remain the case for the foreseeable future.

Under the 2004 Share Exchange and Restricted Stock Purchase Agreement, as amended, and the 2006 Stock Purchase Agreement, Xalted Networks, now known as Xalted Holding, had an option to purchase the Rescinded Stock from its holders, or the Holders, for a total price of US$1.00 when the parties agree in good faith that the relevant restrictions are no longer applicable. The agreements also allowed the Holders to sell the Rescinded Stock only to Xalted Networks, now known as Xalted Holding when the parties agree in good faith that the relevant restrictions are no longer applicable; required the Holders to transfer to Xalted Networks, now known as Xalted Holding, any dividends or other distributions of any kind, including any liquidation proceeds, received by them from Xalted Information; and gave to Xalted Networks, now known as Xalted Holding, all voting rights associated with the Rescinded Stock. The voting and other rights of Xalted Networks, now known as Xalted Holding, with regard to the equity of Xalted Information are exercised by Xalted Networks, now known as Xalted Holding, acting through its board of directors and authorized executive officers.

On March 16, 2011, Xalted Holding, formerly known as Xalted Networks, Inc., transferred its 45.87% record ownership of Xalted Information, the beneficial ownership of the remaining 54.13%, and all of its rights on the equity in Xalted Information to a new wholly-owned subsidiary, to which it had given its former name, Xalted Networks, Inc. This transfer is evidenced by a Transfer Agreement dated March 16, 2011, a copy of which is attached hereto as Exhibit 10.7.

Thus, as of May 13, 2011, when we closed our acquisition of Xalted Networks, that company held 45.87% of Xalted Information directly and of record; the remaining equity was held 13.55% by Mr. Manikonda and 40.58% by Mr. Kondamoori for the benefit of Xalted Networks; and Xalted Networks had 100% voting control as well as other rights over the equity of Xalted Information. This acquisition is described in the following section.

Acquisition of Xalted Networks

On May 12, 2011, we entered into a Share Exchange Agreement and related agreements pursuant to which we agreed to acquire Xalted Networks, a Delaware holding company, and its operating subsidiary in India, Xalted Information, in exchange for the issuance of 35% of our outstanding stock to Xalted Holding, the parent corporation of Xalted Networks, the issuance of 45% of our outstanding stock to three investors who were convertible note holders of Xalted Holding, the forgiveness of $2,500,000 of Xalted Holding convertible debt which we acquired from the note holders, and the cancellation of 14,687,500 outstanding shares of our common stock held by three individuals. These transactions resulted in a change of control of Kranem Corporation. These transactions closed on May 13, 2011.

We originally accounted for these transactions using the purchase method of accounting. On October 4, 2011, after consultation with our independent auditor, De Joya Griffith & Co. LLC, or De Joya, and other financial and legal advisors, our board adopted resolutions to reclassify these transactions as a reverse recapitalization. Reverse recapitalizations are often referred to as “reverse acquisitions,” which in substance are capital transactions, rather than acquisition transactions, under the business combination rules of accounting. The accounting for a reverse recapitalization is equivalent to the issuance of stock by a private company for the net monetary assets of a non-operating public company accompanied by a recapitalization. The historical financial statements disclosed in any filing with the SEC are those of the private company, which is treated as the continuing reporting entity.

We describe these transactions, or the Transactions, immediately below.

Our Acquisition and Cancellation of $2,500,000 in Xalted Holding Debt Represented by the Notes

A part of the Transactions was our acquisition and subsequent cancellation of convertible notes issued by Xalted Holding. Those notes, or the Notes, were issued by Xalted Holding to three of its existing investors in November 2010. The total principal amount of the Notes was $2,500,000. The investors purchasing the Notes were Imprenord ME (principal amount $1,750,000), Empire Capital Partners, L.P. ($500,000), and Peter J. Richards ($250,000). Imprenord ME is a private equity fund organized in Dubai and was at the time of the issuance of the Notes, and still is, a 10.3% shareholder of Xalted Holding. Its investment decisions are made by Jeetendra Chauhan, the treasurer of Imprenord ME. Empire Capital Partners, L.P., or Empire Capital, is a limited partnership organized in Delaware and was at the time of the issuance of the Notes, and still is, a 15.7% shareholder of Xalted Holding. According to the Schedule 13G filed on July 1, 2011 by Empire Capital and its Affiliates, voting and investment authority with regard to the shares held by Empire Capital Partners, LP may be considered to be held by Empire Capital and its affiliates, including: Empire GP, LLC, or Empire GP, a Delaware limited liability company, which serves as the General Partner to Empire Capital and Empire Capital Management, LLC, or Empire LLC, a Delaware limited liability company, which serves as Investment Manager to Empire Capital as retained by Empire GP. Scott A. Fine and Peter J. Richards are the only Managing Members of Empire LLC and the only Managing Partners of Empire GP. As such, Mr. Fine and Mr. Richards may be considered as the persons having voting and dispositive powers over the other Empire entities, and thus, the shares held by Empire Capital.

Each of the Notes accrued interest at the lowest legal annual rate of interest, all matured on March 31, 2011, and was convertible at the option of all the Note holders collectively into shares of Xalted Holding representing 40% of that company’s equity capital on a fully diluted basis. By Assignment of Note Agreements dated in April 2011, in anticipation of a closing of the Transactions, the Note holders agreed to assign their Notes to us in exchange for shares of the common stock to be issued to them in the Transactions, at the consummation of which the Notes would be cancelled. The May 6, 2011 termination date under the Assignment of Note Agreements was extended until the effective date of the Share Exchange Agreement entered into as a part of the Transactions by an Extension of Assignment of Note Agreements signed by the parties effective as of May 6, 2011.

The Assignment of Note Agreements provided the Notes would be transferred to us in exchange for a number of our shares to be set forth in the Share Exchange Agreement we were then negotiating with Xalted Holding, and that the Notes would be cancelled immediately upon issuance of the shares. The effect of this agreement was to relieve Xalted Holding of $2,500,000 of debt as partial consideration for our acquisition of its wholly owned subsidiary, Xalted Network. For their part, the Note holders were willing to exchange their right to demand cash payment of the Notes, or convert their Notes into equity in Xalted Holding, for an aggregate 45% interest in Kranem.

The Share Exchange Agreement

On May 12, 2011, we entered into a Share Exchange Agreement with Xalted Holding and Xalted Networks pursuant to which we agreed to acquire Xalted Networks from Xalted Holding in exchange for the issuance to Xalted Holding of 11,634,220 newly issued shares of our common stock representing 35% of our issued and outstanding common stock after the completion of the Transactions; the issuance of 14,958,280 newly issued shares of our common stock to the three Note holders, in proportion to the principal amounts of their Notes; the cancellation of the Xalted Holding debt represented by those Notes; and the repurchase and cancellation of a total of 14,687,500 shares of our common stock held by three individuals. Under the Share Exchange Agreement, the shares we agreed to issue to the Note holders were allocated as follows: 10,470,795 shares to Imprenord ME, 2,991,655 shares to Empire Capital, and 1,495,830 shares to Peter Richards. These shares would represent 31.4%, 9.0%, and 4.5%, respectively, of our issued and outstanding stock after the completion of the Transactions. The number of shares to be issued to the Note holders was arrived at, after negotiations, to result in an aggregate shareholding by the Note holders of 45% of our issued and outstanding stock immediately after the closing of the Transactions. We closed the transactions contemplated by the Share Exchange Agreement on May 13, 2011.

Our Repurchase and Cancellation of 14,687,500 Shares of Our Common Stock

On May 13, 2011, as further contemplated by the Share Exchange Agreement, we entered into separate agreements to repurchase and cancel a total of 14,687,500 shares of our common stock11,025,000 shares of which were held by Stephen K. Smith, then our President, sole director and controlling shareholder; 180,000 shares of which were held by Michael Grove, then our Secretary, Treasurer and Principal Financial Officer; and 2,762,500 shares of which were held by Andrea Brady, who had no relationship with us other than as a shareholder, in each case in consideration for the payment of $10 in cash. The number of shares to be repurchased and cancelled was agreed upon by the parties, after negotiations, to arrive at the final ownership percentages for Xalted Holding and the Note holders after the closing of the Transactions without repurchasing or cancelling shares held by members of the public.

Change of Control and Resulting Capital Structure

After the closing of the Transactions on May 13, 2011, our issued and outstanding shares were held 35% by Xalted Holding, 31.5% by Imprenord ME, 18.5% by unaffiliated public shareholders, 9% by Empire Capital, 4.5% by Peter Richards, and less than 1% each by Stephen K. Smith, Michael Grove and Andrea Brady.

Changes to Our Board of Directors and Management

As a part of the Transactions, the parties agreed Michael Grove would resign from all positions held with us effective as of the closing of the transaction; Stephen K. Smith would resign from his position as our President effective as of the closing of the transaction, and as a member of our board of directors effective upon the tenth day following the mailing of a 14f-1 Notice to our shareholders, or June 4, 2011; Ajay Batheja would be appointed to our board of directors effective as of the closing; other individuals as might be designated by Xalted Holding would be appointed to our board effective upon the tenth day following the mailing of a 14f-1 Notice to our shareholders, or June 4, 2011; Ajay Batheja would be appointed as our Chief Executive officer effective as of the closing; and Edward Miller would be appointed as our Chief Financial Officer effective as of the closing. Ajay Batheja was then, and still is, a member of the board of directors and the CEO of Xalted Holding, and the CEO of Xalted Information. Edward Miller had no position with us, Xalted Holding or any affiliate of either prior to the closing. Since the closing, Luigi Caramico and V.R. Ranganath, both of whom are directors of Xalted Holding, have been appointed to our board of directors, effective as of the tenth day following the mailing of a 14f-1 Notice to our shareholders, or June 4, 2011. The security ownership of certain beneficial owners and management is set out below under Security Ownership of Certain Beneficial Owners and Management.

Acquisition of Alfa Sistemi and Adora

On November 30, 2011, we entered into a Stock Purchase Agreement, or the Alfa Sistemi Purchase Agreement, and consummated the transactions set forth in the Alfa Sistemi Purchase Agreement, to acquire 100% ownership of Alfa Sistemi Telemedia Srl, an Italian company, or Alfa Sistemi, from Mr. Aldo Greco and Ms. Mario Fausto Greco, the existing stockholders of Alfa Sistemi for (a) $800,000 in cash, payable on the later of (i) 6 months from the effective date of the Alfa Sistemi Purchase Agreement or (ii) the date of the Company’s equity next financing and (b) 200,000 shares of common stock to be issued as soon as possible. Alfa Sistemi provides telecommunications equipment and services to various customers in Italy.

On December 21, 2011, we entered into a Stock Purchase Agreement, or the Adora Purchase Agreement, to acquire 100% ownership of Adora ICT Srl, or Adora, an Italian company, from E-Company Srl and Ms. Cristina Carra, the existing stockholders of Adora. The Adora Purchase Agreement was fully executed by the parties on December 21, 2011 and the acquisition completed, with agreed-upon effect as from November 1, 2011. Adora provides telecommunications equipment and services to various customers in Italy. The aggregate consideration, which we estimate to be no more than $2,500,000, is contingent on the 2011 audited revenues of Adora and comprises 50% in cash and 50% in shares of common stock, payable by installments upon the delivery of Adora’s 2011 and 2012 audited financials, respectively. The stock consideration is calculated using the closing market price of our stock on the effective date of the Adora Purchase Agreement.

Our Corporate Structure

The chart below presents our current corporate structure:

Our Industry

Telecom Security Solutions Market and Trends

We believe that the key trends driving demand for our telecom security solutions are:

Increasing revenue generation. Increasing the company’s revenue stream is the single greatest challenge in the telecom industry today. The telecom industry can improve most of its operating metrics by simply increasing revenue while controlling costs. The fastest method to increasing revenue is through its service and package offering to its users. The best possible revenue solution for the industry is to revise its service offering in such a manner, so that it requires minimal changes in the network but provides increased revenue generation. Inherently implied in this trend is that the existing revenue cannot be compromised, which is to say eliminate the potential for fraudulent use of the service providers network. To address this trend, Xalted has developed the two modules revenue maximization and revenue assurance.

Increased focus on productivity, operational performance and profitability. In today’s economy, companies are increasingly focused on improving productivity and increasing profitability by creating better-quality customer experiences and through achieving higher efficiencies across the enterprise. These objectives require organizations to better manage their customer, partner and employee relationships, analyze critical customer data, maximize the value of customer interactions and execute customer-focused business processes. Considering the high cost of acquiring new customers and the maturation of many industries, it is increasingly important to maximize revenue from the retention and continued satisfaction of current customers. Similarly, due to the high cost of upgrading the telecom network with new equipment and technologies is very expensive. Accordingly, the telecom industry would prefer to minimize capital costs while improving the overall performance of its network. The solution is have a system that can integrate new technologies and capabilities on top of the existing equipment and network capabilities or at a minimum replace the least amount of equipment possible for a new capability. To address the industry’s needs Xalted has developed its OSS/BSS software module. Within the OSS portion of the module exists tools that will allow the user to assess the networks capabilities in modifying legacy systems and equipment.

Heightened regulatory and compliance requirements and the need for dispute resolution. Compliance and regulatory pressures have increased for corporations and public organizations worldwide. These include both internal and external regulations, such as compliance and regulations that may be driven by accounting scandals (e.g., the Sarbanes-Oxley Act), security concerns (e.g., anti-money laundering legislation) and recent events in the financial industry (e.g., the increase in fraud attempts related to wire transfers). In addition, it is important to be able to eliminate and/or resolve communication disputes, such as between counterparties in a securities trade, in an efficient and definitive manner. Existing business intelligence and other IT solutions have addressed these growing challenges to some degree. However, institutions require improved solutions that not only provide better compliance and surveillance, but also more current, real-time information with increased operational visibility. Advanced FMS and OSS/BSS enable the reduction of the costs associated with ongoing compliance, improved customer service, while creating the required audit trail for regulatory purposes.

Homeland Security Solutions Market and Trends

We believe that terrorism and organized crime, which includes drug trafficking and other security threats, combined with an expanding range of communication and information media, are driving demand for innovative security solutions that collect, integrate, and analyze information from voice, video, and data communications, as well as from other sources such as private and public databases. We believe the key trends driving demand for our homeland security solutions are:

Increasing complexity of communications networks and growing network traffic. Law enforcement and certain other government agencies are typically given the authority to intercept communication transmissions to and from specified targets for the purpose of generating evidence and supporting investigations. National security and intelligence agencies intercept communications, often in massive volumes, for these purposes. We believe these agencies are seeking technically advanced solutions to help them keep pace with increasingly complex communications networks and the growing amount of network traffic.

Improved ease of use, processing capabilities and reduced size of handheld communication devices. The advent of advanced handheld technology devices such as the iPhone and Blackberry have increased the communication capabilities of both terrorists and organized crime organizations. These new devices can send and receive telephone calls, text messages, emails, data files, pictures, and videos. The devices can browse the Internet, store data and provide GPS information. These handheld devices have only increased the complexities faced by the law enforcement community, intelligence and national security agencies. Law enforcement and security organizations are looking for solutions to help them track terrorists and other criminals and their communication devices. The solutions needed are those that allow law enforcement and security agencies to monitor multiple communication mediums, and to store and process the complex information obtained into a useable source of information for fact-based decision making.

Growing demand for advanced intelligence and investigative solutions. Investigations related to criminal and terrorist networks, drugs, financial crimes, and other illegal activities are highly complex and often involve collecting and analyzing information from multiple sources. We believe law enforcement, national security, intelligence, and other government agencies are seeking advanced solutions that enable them to integrate and analyze information from multiple sources and collaborate more efficiently with various other agencies in order to unearth suspicious activity, optimize investigative workflows, and make investigations more effective.

Emerging needs for holistic situational awareness and event management. The number and variety of physical security sensors is growing substantially, with public and private organizations deploying security systems, such as surveillance cameras and access control and intrusion detection sensors. Organizations, municipalities and governmental entities are struggling to eliminate the number of information silos created by deployment of redundant security systems. These silos limit the control room operators’ ability to gain a cohesive and unified picture of situations. The lack of unified solutions undermines the ability to take decisive actions; furthermore, the lack of adequate tools for sharing information in real time between the various field security personnel, emergency forces and law enforcement agencies, among others, can substantially prolong response time and reduce the probability of successful event mitigation.

Increased urbanization raises rates of crime and risks of terror attacks. Increased urbanization in both developed and developing countries results in higher rates of various types of crime (such as robbery, theft, murder and other assaults) and greater fears of terror attacks in city centers and other metropolitan areas and systems (such as mass transit). These growing concerns are driving large-scale security projects in these areas, aiming at improving the security of the citizens. These large-scale projects include installation and implementation of wide-scale security systems, which better synchronize and correlate multimedia data sources in order to assist law enforcement officials to detect and prevent crimes and terror attacks and investigate quickly in order to apprehend the suspects.

Our Competitive Strengths

We anticipate that the following competitive strengths enable us to compete effectively and to capitalize on the growth of the telecom and homeland information security industries:

  We have established business relationships. We have established relationships with national and lower- level governments and law enforcement agencies as well as major telecom companies. We have been working with the Government of India since 2006 to create homeland security solutions. As a result this collaboration, our InteliANALYZER solution was deployed in four metropolitan areas in India. We also have established relationships with local and regional law enforcement agencies and bodies in India, such as the Anti-Terrorist Squads in Mumbai, Maharashtra and Goa, a special law enforcement task force in Uttarakand, and the Cyber Crime Division of Thane District Police. We have been able to build upon our established relationships in both the government and telecom sectors by obtaining introductions to potentially new customers/users of our products. In the government sector, as we roll-out our products to the state and local law enforcement agencies, we are opening new opportunities for additional product sales. In the telecom security sector, we have been providing OSS/BSS services to MTNL since 2004 and to BSNL since 2005. Other customers include Mcel, Nepal Telecom, Nepal Satellite Telecom, Telecom Italia and Hutchison 3G.

  We have developed highly scalable advanced solutions. We believe the data capture, retention, and retrieval system we have developed is among the fastest, most secure, and scalable systems in the world. This system was initially developed to track the demanding requirements of wireless telecom operators, including Telecom Italia, Fastweb and Albacom (British telecom) for their billing systems. Because it was built with linear scalability in mind, with high retrieval rates, it turned out to be the perfect platform to supply the increasingly complex needs of government clients, whose data needs are demanding.

  We have a broad portfolio of information security solutions. We have worked closely with our customers over the past three years and developed proprietary, configurable modules that deliver “out of the box” value for customers. Our solutions can be deployed stand-alone or collectively as part of a large-scale system to address the needs of our clients that require advanced, comprehensive solutions. Our homeland security solutions are designed to handle massive amounts of unstructured and structured information from different sources (including fixed and mobile networks, IP networks, and the Internet), can quickly make sense of complex scenarios and generate evidence and intelligence. These highly specialized, unique, domain expertise-filled modules have helped our clients foil or mitigate over ten terrorist plans in last two years.

Our Growth Strategy

We are committed to enhancing profitability and cash flows through the following strategies:

  We plan to continue our penetration of the homeland information security market in India. We believe our current penetration of the homeland information security market in India represents less than 1% of the total market opportunity in that country. Given our established business relationships, advanced product offerings and proven track record, we expect sustained growth in this market. We are negotiating an incremental $30 million agreement with the government of India that we expect to close in the second half of 2012.

  We plan to continue to expand our market presence outside of India. We intend to continue expanding our existing relationships outside of India while creating new ones. We are currently in discussions with key agencies and governments in Nigeria, Malaysia, Saudi Arabia, Ghana and Oman to expand our homeland security business. We also plan to leverage our current relationships in other areas such as Italy, Africa and the Middle East to develop significant customer relationships over time.

  We plan to augment our organic grown with strategic acquisitions. We examine acquisition opportunities regularly as a means to add technology, increase our geographic presence or expand into adjacent markets. We completed two acquisitions in 2011 in Italy and hope to complete one additional acquisition in the second half of 2012.

Our Products

Telecom Information Security Solutions

We provide integrated, end to end, flexible and multi-purpose OSS/BSS solutions to telecom companies, which accelerate the order to bill cycle, reduce integration costs and minimize error rates. Our solutions automate all processes from order to cash for any service, on any technology. They are designed to support multiple services and technologies, both existing and evolving, and also support new content-based service components.

Following is a summary of our telecom security solutions:

Product	Purpose
Revenue Maximization	Revenue Maximization is an software solution that addresses the challenges faced by Communication Service Providers (“CSP”) at various stages in the development of their revenue-generation value proposition. Revenue Maximization empowers CSPs with real-time dynamic market information while designing new services and products, and enables them with tools like market simulators and scenario modeling to predict and control the revenue outcome.

Revenue Assurance	Revenue Assurance is a flexible Revenue Assurance System that allows traffic to be monitored, highlighting “anomalies” which could indicate an incorrect use of service(s), providing a flexible environment for the control of suspicious events, and allowing an automatic interruption of specific services to be implemented, should a particular set of conditions arise.

Fraud Management	Fraud Management delivers a suite of fraud management solutions that empowers telecommunications companies to identify, capture and prevent fraudulent activities across their manifold of service offerings. Our fraud detection solutions provide our customers with powerful controls to permit real-time monitoring, customer profiling and a comprehensive analysis across an extensive range of environments.

OSS/BSS	OSS/BSS software solutions reduce the time-to-market for new services while helping service providers control development and deployment costs. We offer a complete suite of OSS/BSS solutions for managing complex networks ranging from Legacy systems to today’s next-generation services.

For the fiscal years ended December 31, 2011 and 2010, approximately 74.9% and 69.9%, respectively, of our revenues were generated from sales of our telecom security solutions.

Homeland Information Security Solutions

In the homeland security sector, we have developed our Actionable Intelligence System product, or InteliCENTER. InteliCENTER is a sophisticated data analytics and monitoring platform for intelligence agencies that acquires, correlates and analyzes large volumes of structured and unstructured data received from varied information sources (such as telecommunications service providers, internet service providers, government agencies and other information systems) and provides actionable intelligence to proactively counter criminal activities. Unstructured data includes cross-channel analysis of phone calls, internet sessions, email, chat, instant messaging, video captured by closed circuit cameras and radio communications.

InteliCENTER empowers intelligence agencies with strategic, operational and tactical information to bring out unforeseen intelligence, which can lead to proactive measures to address criminal activity potentially endangering public safety. It helps intelligence agencies gain insight into data by analyzing data patterns, uncovering links within the data, discerning relationships, monitoring target movements, etc. InteliCENTER can be customized to a significant extent to cater to the requirements of clients.

InteliCENTER was the Company’s first product to address the needs of the homeland security market. Since the development of InteliCENTER, we have developed four additional modules based upon the request of our customers.

Product	Purpose
InteliCENTER	InteliCENTER provides law enforcement and intelligence agencies with proactive monitoring of communications, transactions and events across domains, and draws intelligence from the information assisting authorities to act in a timely manner and to develop strategies and processes to predict and prevent criminal activities. InteliCENTER provides both the strategic and operational information required through real-time tactical analysis, empowering decision-makers with key data points to allow them to intelligently formulate their strategy to a given threat.

InteliCURATOR	InteliCURATOR acquires and analyzes a variety of disparate data sources. The data sources handled by the system come from sources such as communication detail records, government information systems (passport, visa, driving license, permits, ID cards etc.), law enforcement systems, public and private sensors and surveillance records, and various transaction records (banking, financial, medical, and travel, etc.). The data is gathered, processed, sorted, and stored per identity, so that a profile can be built on a suspect.

InteliANALYZER	InteliANALYZER conducts analysis of curated digital data and provides law enforcement and intelligence agencies with proactive intelligence. It allows the investigating agency and its personnel to locate hidden links to piece together a picture of a planned criminal activity or terrorist threat. It offers focused investigative techniques for specific criminal activities and conducts real-time and historical analysis.

InteliSTRATEGIZER	InteliSTRATEGIZER produces configurable periodic reports for automatic pattern identification and recognition, social network analysis, trend analysis, dashboard monitoring, alarms and alerts to Law Enforcement Agencies. This software provides the data equipping Law Enforcement with the necessary information to detect suspicious activities in their early stages, allowing strategies to be developed based upon comprehensive situational awareness and knowledge driven insights to execute appropriate and timely tactical actions to avert the potential threat.

InteliRETENTION	InteliRETENTION is an integrated data retention solution built for the exact application of acquiring, storing and retrieving massive amounts of call detail records (CDRs) and internet protocol detail records (IPDRs) for Law Enforcement Agency (LEA) requests. InteliRETENTION is linearly scalable and proven for capturing beyond tens of billions of CDRs/IPDR’s daily, which adds up to the storage of trillions of these records. The solution enables near real- time retrieval and rapid analysis, cost effectively and securely.

For the fiscal years ended December 31, 2011 and 2010, approximately 25.1% and 30.1%, respectively, of our revenues were generated from sales of our homeland security solutions.

Customer Service and Support

We offer a range of customer services, including implementation, training, consulting and maintenance to help our customers maximize their return on investments in our solutions. While our customer service and support fees have increased over time, they represent less than 10% of our revenue and are below those of our competition. This is an area in which we would like to significantly improve our revenue generation.

Our solutions are implemented and installed by business units within our operating subsidiaries, which we sometimes refer to as our service organizations. Our implementation services include project management, system installation, and commissioning, including integrating our applications with our customers’ environments and third-party solutions. In some cases, we have agreements with third parties, such as IBM and Mahindra Satyam, a major Indian technology company, to act as suppliers or subcontractors on projects in which they are a prime or superior contractor. On occasion we certify their personnel to sell, install and support the software we provide. Customer training is provided at the customer site, at our training centers, or remotely through webinars. Our consulting services are designed to enable our customers to maximize the value of our solutions in their own environments.

We offer a range of customer maintenance support programs to our customers and resellers, including phone, Web, and email access to technical personnel up to 24 hours a day, 7 days a week. Our support programs are designed to ensure long-term, successful use of our solutions. We believe that customer support is critical to retaining and expanding our customer base. Our solutions are sold with a warranty of generally one year for hardware and 90 days for software. In addition, customers are typically provided the option to purchase maintenance plans that provide a range of services, such as telephone support, advanced replacement, upgrades when and if available, and on-site repair or replacement.

Our Customers

We sell our products in India and internationally. Historically, a small number of customers have accounted for a substantial portion of our revenue. Due to nondisclosure agreements with certain key customers, we cannot disclose the exact percentages their sales represent for us. As we target new markets, we expect our customer composition as well as the identity and concentration of our top customers to change from period to period.

In the years ended December 31, 2011 and December 31, 2010, we derived approximately 26.9% and 67.7% of our revenue, respectively, from Indian customers, and approximately 73.1% and 32.3% of our revenue, respectively, from international customers.

For the year ended December 31, 2011, approximately 15.5% of our business was generated from contracts with various governments, including national, state, and lower-level government agencies. Some of the customer engagements on which we work require us to have the necessary security credentials or to participate in the project through an approved legal entity. In addition, because of the unique nature of the terms and conditions associated with government contracts generally, our government contracts may be subject to renegotiation or termination at the election of the government customer.

In 2010, our Indian subsidiary reported $2,260,000 in sales in the US market, which represented an intercompany receipt from its parent, Xalted Holding (then known as Xalted Networks, Inc.). The parent company had a similar amount of revenue from its customer, a company located in Sweden. The work under the contract has been substantially completed. The resulting “loss” of this revenue in 2011 is not due to any corporate reorganization but rather to the completion of work under the contract. We do not anticipate any material impact on our future financial results since we anticipate new contracts to replace those under which work has been completed.

In 2011, our material customer contracts were with an agency of the government of India; and with Ericsson India Pvt. Ltd., both directly as well as indirectly through Xalted Holding as a pass-through reseller. We are not permitted to disclose certain terms of our contract with an agency of the government of India based on Indian national security concerns.

  On June 7, 2006 Xalted Information and government of India signed a seven year agreement to develop, install and implement software for the government of India. The total value of the contract is approximately $9.5 million, which will be invoiced in approximately 25% increments based upon the attainment of certain thresholds. As of December 31, 2011, approximately 60% of the contract had been fulfilled.

  In 2010 and 2011, we provided hardware, spare parts, software and support materials, together with maintenance services, to Ericsson India Pvt. Ltd., both directly and through Xalted Holding as a pass- through reseller. Until May 13, 2011, Xalted Holding was our corporate parent; it is now one of our significant shareholders. Any amounts received by Xalted Holding from Ericsson India Pvt. Ltd. were passed through without deduction to Xalted Information. In 2010, we invoiced $2,564,486 directly to Ericsson India Pvt. Ltd., and $2,154,535 indirectly through Xalted Holding, under this arrangement; and in 2011, we invoiced $410,063 directly and $2,207,038 indirectly under this arrangement. These amounts represented 59.6% and 31.5% of our revenues in 2010 and 2011, respectively. We anticipate the remaining work under these agreements will generate revenue of approximately $1.5 million in 2012. The term of the agreements is until May 31, 2016.

For a more detailed discussion of the risks associated with our government customers, see “Risk Factors—Risks Related to Our Business—We are dependent on contracts with governments for a significant portion of our revenue and these contracts also expose us to additional business risks and compliance obligations” and “—Indian and foreign governments could refuse to buy our homeland security solutions or could deactivate our security clearances in their countries thereby restricting or eliminating our ability to sell these solutions in those countries and perhaps influence other countries by such a decision.”

Sales and Marketing

We sell our software and services primarily through our direct sales teams and a small portion through our indirect channel consisting mostly of resellers. Each of our solutions is sold by trained, dedicated, regionally organized direct and indirect sales teams. Our direct sales teams are focused on large and mid-sized customers and, in many cases, co-sell with our sales agents. Our indirect sales teams are focused on developing and supporting relationships with our indirect channels, which provide us with broader market coverage, including access to their customer base, integration services, and presence in certain geographies and vertical markets. Our sales teams are supported by our internal implementation and installation specialists, who, during the sales process, determine customer requirements and develop technical responses to those requirements. While we sell directly and indirectly in both of our segments, sales of our telecom security solutions are primarily direct, and sales of our homeland security solutions are exclusively direct.

Research and Development

We continue to enhance the features and performance of our existing software solutions and introduce new solutions through extensive software development activities, including the development of new software modules and features as well as enhancements and customer requests to our existing software offering. We also offer consulting services, which allows us to evaluate and determine our customers’ needs and customize our software to meet those needs. In some instances, our customers will identify particular requirements and we will customize our products. We believe our future success depends on a number of factors, which include our ability to:

  identify and respond to emerging technological trends in our target markets;

  develop and maintain competitive solutions that meet our customers’ changing needs and requirements;

  enhance our existing products by adding features and functionality to meet specific customer needs or differentiate our products from those of our competitors;

  constantly evaluate external opportunities to accelerate our product offering through key acquisitions of businesses, business units and technology licenses; and

  attract, recruit, and retain highly skilled and experienced employees.

To support these efforts, we make significant investments in research and development every year. In the years ended December 31, 2011 and 2010, we spent $957,606 and $1,002,980, respectively, on research and development. The cost of this research and development was built into the fees we charged our customers and to that extent was borne directly by our customers. We allocate our research and development resources in response to market research and customer demand for additional features and solutions. Our development strategy involves rolling out initial releases of our products and adding features over time. We incorporate product feedback received from our customers into our product development process. While our products are developed internally, in some cases, we also acquire or license technologies, products, and applications from third parties based on timing and cost considerations, and incorporate those in our products. We are not materially dependent on any such third party products or applications.

The Bidding Process for Government Contracts

The bidding process for our contracts is a multi-step process that generally requires months to complete. In most cases, the process begins with the posting of an RFI (Request for Information) by the prospective purchaser. The purpose of the RFI is to explore whether potential vendors meet basic requirements relating to capabilities and availability of products or services. After responses are made to the RFI, the purchaser typically issues a tender detailing the product or service requirements for the project and a list of specific information to be supplied by potential vendors. Each vendor must pay a tender fee, which is generally a nominal amount, in order to download a complete copy of the tender and evaluate whether it wishes to bid on the contract. If it wishes to bid, the vendor prepares and submits a “Technical Bid” containing the information and documentation required by the tender. If the purchaser determines that the Technical Bid meets the basic requirements of the tender, it will then request and consider a “Commercial Bid” from the vendor. The Commercial Bid contains price quotations for each item on which the vendor has bid on the tender. After the bids are submitted, and on the basis of the Technical attributes of the Bids, purchasers sometimes require product demonstrations. At the completion of a purchaser’s evaluation process, vendors are selected for portions of or all of the project tendered. Once vendors are selected, the necessary purchase orders are raised.

Intellectual Property

Our success depends, in part, on our ability to maintain and protect our proprietary technology and to conduct our business without infringing on the proprietary rights of others. We rely primarily on a combination of proprietary technology and trade secrets, as well as employee and third-party confidentiality agreements, to safeguard our intellectual property. Some of the software modules which we develop internally and license to our customers incorporate third-party software licensed from Oracle Corporation and BMC Software for that purpose. We are not materially dependent on the software from either vendor. If our customer prefers an alternative vendor, or if we were to determine for any reason to use the software of another vendor, we could do so without a material impact on our business.

We license certain software, technology, and related rights for use in the marketing of our software. We believe that our rights under such licenses and other agreements are sufficient for the marketing of our products and, in the case of licenses, extend for periods at least equal to the estimated useful lives of the related technology and know-how.

Our licenses are designed to prohibit unauthorized use, copying, and disclosure of our software technology. When we license our software to customers, we require license agreements containing restrictions and confidentiality terms customary in the industry in order to protect our proprietary rights in the software. These agreements generally warrant that the software and propriety hardware will materially comply with written documentation and assert that we own or have sufficient rights in the software we distribute and have not violated the intellectual property rights of others. We license our products in a format that does not permit users to change the software code.

We protect our trade secrets through confidentiality provisions in the employment contracts we enter into with our employees. In addition, our software engineers and programmers are generally divided into different project groups, each of which generally handles only a portion of the project software. As a result, no one software engineer or programmer generally has access to the entire design process and documentation for a particular product.

We cannot give any assurance that the protection afforded for our intellectual property will be adequate. It may be possible for third parties to obtain and use, without our consent, intellectual property that we own or are licensed to use. Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business. We may also be subject to litigation involving claims of patent infringement or violation of other intellectual property rights of third parties. See “Risk Factors—Risks Related to Our Business—Our intellectual property may not be adequately protected,” “—Our products may infringe or may be alleged to infringe on the intellectual property rights of others, which could lead to costly disputes or disruptions for us and may require us to indemnify our customers and resellers for any damages they suffer” and —Reliance on or loss of third-party licensing agreements could materially adversely affect our business, financial condition, and results of operations.”

Our Competition

We face strong competition in all of our markets, and we expect that competition will persist and intensify. Our primary competitors are i2 Limited (U.K.) (now a subsidiary of IBM), Narus, Inc., Verint Systems Inc., NICE Systems Ltd. (Israel), Septier Communication Ltd. (Israel), SS8 Networks, Inc., Visual Analytics Inc., and many smaller companies, which can vary across regions. Some of our competitors have superior brand recognition and greater financial resources than we do, which may enable them to increase their market share at our expense. Furthermore, we expect that competition will increase as other established and emerging companies enter markets and as new products, services, and technologies are introduced.

We believe that we compete principally on the basis of:

  product performance and functionality;

  product quality and reliability;

  breadth of product portfolio and interoperability;

  high-quality customer service and support;

  specific industry knowledge, vision, and experience; and

  price.

We believe that our success depends primarily on our ability to provide technologically advanced and cost-effective solutions and services. We expect that competition will increase as other established and emerging companies enter our market and as new products, services, and technologies are introduced. In recent years, there has also been significant consolidation among our competitors, which has improved the competitive position of several of these companies and enabled new competitors to emerge in all of our markets. See “Risk Factors—Risks Related to Our Business—Intense competition in our markets and competitors with greater resources than us may limit our market share, profitability, and growth” for a more detailed discussion of the competitive risks we face.

Employees

As of March 31, 2012, we had 190 employees, all of whom were full-time employees. The following table sets forth our employees by function.

Number of
Function	Employees
Senior Management	7
Research and Development, Technical Support	150
Sales and Marketing	11
General Administrative	22
TOTAL	190

We maintain a satisfactory working relationship with our employees, and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations. None of our employees is represented by a labor union.

Regulation

Because most of our operations are in India, we are subject to national and local laws in India. This section summarizes the major regulations relating to our business. Employment, Health and Safety Laws

We are subject to various labor, health and safety laws which govern the terms of employment of the our employees, their working conditions, the benefits available to them and the general relationship between our management and such employees. These include:

Industrial Disputes Act, 1947 (“IDA”)

The IDA seeks to preempt industrial tensions in an establishment and provide the mechanics of dispute resolution, collective bargaining and the investigation and settlement of industrial disputes between unions and companies. While the IDA provides for the voluntary reference of disputes to arbitration, it also empowers the appropriate government agency to refer disputes for compulsory adjudication and prohibit strikes and lock-outs during the pendency of conciliation proceedings before a board of conciliation or adjudication proceedings before a labor court.

Contract Labor (Regulation and Abolition) Act, 1970 (“CLRA”)

The CLRA was enacted to regulate the employment of contract labor. The CLRA applies to every establishment in which 20 or more persons are employed or were employed on any day of the preceding 12 months as contract labor. The CLRA vests the responsibility on the principal employer of an establishment to register as an establishment that engages contract labor. Likewise, every contractor to whom the CLRA applies must obtain a license and may not undertake or execute any work through contract laborers except in accordance with the license issued.

To ensure the welfare and health of contract labor, the CLRA imposes certain obligations on the contractor in relation to establishment of canteens, rest rooms, drinking water, washing facilities, first aid and other facilities and payment of wages. However, in the event the contractor fails to provide these amenities, the principal employer is under an obligation to provide these facilities within a prescribed time period.

Employee State Insurance Act, 1948 (“ESIA”)

The ESIA requires the provision of certain benefits to employees or their beneficiaries in the event of sickness, maternity, disability or employment injury. Every factory or establishment to which the ESIA applies is required to be registered in the manner prescribed under the ESIA. Every employee, including casual and temporary employees, whether employed directly or through a contractor, who is in receipt of wages up to Rs. 6,500 per month, is entitled to be insured under the ESIA. The ESIA contemplates the payment of a contribution by the principal employer and each employee to the Employee State Insurance Corporation.

Payment of Wages Act, 1936 (“PWA”)

The PWA regulates the payment of wages to certain classes of employed persons and makes every employer responsible for the payment of wages to persons employed by such employer. No deductions are permitted from, nor is any fine permitted to be levied on, wages earned by a person employed except as provided under the PWA.

Minimum Wages Act, 1948 (“MWA”)

The MWA provides for a minimum wage payable by employers to employees. Under the MWA, every employer is required to pay the minimum wage to all employees, whether for skilled, unskilled, manual or clerical work, in accordance with the minimum rates of wages that have been fixed and revised under the MWA. Workers are to be paid for overtime at overtime rates stipulated by the appropriate government. Contravention of the provisions of this legislation may result in imprisonment up to six months, a fine up to Rs. 500 or both.

Workmen’s Compensation Act, 1923 (“WCA”)

The WCA makes every employer liable to pay compensation if injury, disability or death is caused to a workman (including those employed through a contractor) due to an accident arising out of or in the course of his employment. If the employer fails to pay the compensation due under the WCA within one month from the date it falls due, the commissioner may direct the employer to pay the compensation amount along with interest and impose a penalty for non-payment.

Payment of Gratuity Act, 1972 (“PGA”)

Under the PGA, an employee who has been in continuous service for a period of five years is eligible for gratuity upon retirement or resignation. The entitlement to gratuity in the event of superannuation or death or disablement due to accident or disease, will not be contingent on an employee having completed five years of continuous service. The maximum amount of gratuity payable must not exceed Rs. 350,000.

An employee is said to be in “continuous service” for a certain period notwithstanding that his service has been interrupted during that period by sickness, accident, leave, absence without leave, lay-off, strike, lock-out or cessation of work not due to the fault to of the employee. The employee is also deemed to be in continuous service if the employee has worked (in an establishment that works for at least six days in a week) for at least 240 days in a period of 12 months or 120 days in a period of six months immediately preceding the date of reckoning.

Payment of Bonus Act, 1965 (“PBA”)

The PBA provides for the payment of a minimum annual bonus to all employees regardless of whether the employer has made a profit or a loss in the accounting year in which the bonus is payable. Under the PBA, every employer is bound to pay to every employee, in respect of the relevant accounting year, a minimum bonus equal to 8.33% of the salary or wage earned by the employee during the accounting year or Rs. 100, whichever is higher. If the allocable surplus, as defined in the PBA, available to an employer in any accounting year exceeds the aggregate amount of minimum bonus payable to the employees, the employer is bound to pay bonuses at a higher rate which is in proportion to the salary or wage earned by the employee and the allocable surplus during the accounting year, subject to a maximum of 20% of such salary or wage. Contravention of the provisions of the PBA by a company will be punishable by imprisonment for up to six months or a fine of up to Rs. 1,000, or both, against persons in charge of, and responsible to the company for, the conduct of the business of the company at the time of contravention.

Employees’ Provident Funds and Miscellaneous Provisions Act, 1952 (“EPFA”)

The EPFA creates provident funds for the benefit of employees in factories and other establishments. Contributions are required to be made by employers and employees to a provident fund and pension fund established and maintained by the Government of India. The employer is responsible for deducting employees’ contributions from the wages of employees and remitting the employees’ as well as its own contributions to the relevant fund. The EPFA empowers the Government of India to frame various funds such as the “Employees Provident Fund Scheme,” the “Employees Deposit-linked Insurance Scheme” and the “Employees Family Pension Scheme.”

Other Regulations

Land Acquisition Act, 1894 (“Land Acquisition Act”)

As per the provisions of the Land Acquisition Act, the central government or appropriate state government is empowered to acquire any land from private persons for ‘public purpose’ subject to payment of compensation to the persons from whom the land is so acquired. The Land Acquisition Act further prescribes the manner in which such acquisition may be made by the central government or the appropriate state government. Additionally, any person having an interest in such land has the right to object to such proposed acquisition.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Special Note Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

RISKS RELATED TO OUR BUSINESS

Our business is impacted by changes in general economic conditions and information technology spending in particular.

Our business is subject to risks arising from adverse changes in India and global economic conditions. Slowdowns or recessions around the world may cause companies and governments to delay, reduce, or even cancel planned spending. Customers who are facing business challenges or liquidity issues are also more likely to delay purchase decisions or cancel orders, as well as to delay or default on payments. If customers significantly reduce their spending with us or significantly delay or fail to make payments to us, our business, results of operations, and financial condition would be materially adversely affected. Moreover, as a result of recent economic conditions, like many companies, we engaged in significant cost-saving measures over the last two years. We cannot assure you that these measures will not negatively impact our ability to execute on our objectives and grow in the future, particularly if we are not able to invest in our business as a result of a protracted economic downturn.

If the pace of spending by the governments and security organizations is slower than anticipated, our homeland security business will likely be adversely affected.

The market for our homeland security solutions is highly dependent on the spending cycle and spending scope of the Government of India, as well as local, state and municipal governments and security organizations in international markets. We cannot be sure that the spending cycle will materialize as we expect and that we will be positioned to benefit from the potential opportunities, especially in light of the current unfavorable economic and market conditions.

Intense competition in our markets and competitors with greater resources than us may limit our market share, profitability, and growth.

We face aggressive competition from numerous and varied competitors in all of our markets, making it difficult to maintain market share, remain profitable, and grow. Even if we are able to maintain or increase our market share for a particular product, revenue or profitability could decline due to pricing pressures, increased competition from other types of products, or because the product is in a maturing industry.

Our competitors may be able to more quickly develop or adapt to new or emerging technologies, better respond to changes in customer requirements or preferences, or devote greater resources to the development, promotion, and sale of their products. Some of our competitors have, in relation to us, longer operating histories, larger customer bases, longer standing relationships with customers, greater name recognition, and significantly greater financial, technical, marketing, customer service, public relations, distribution, or other resources. Some of our competitors are also significantly larger than us and some of these companies have increased their presence in our markets in recent years through internal development, partnerships, and acquisitions. There has also been significant consolidation among our competitors, which has improved the competitive position of several of these companies and enabled new competitors to emerge in all of our markets. In addition, we may face competition from solutions developed internally by our customers. To the extent we cannot compete effectively, our market share and, therefore, results of operations, could be materially adversely affected.

Because price and related terms are key considerations for many of our customers, we may have to accept less-favorable payment terms, lower the prices of our products and services, and/or reduce our cost structure, including reducing headcount or investment in research and development, in order to remain competitive. Certain of our competitors have become increasingly aggressive in their pricing strategy, particularly in markets where they are trying to establish a foothold. If we are forced to take these kinds of actions to maintain market share, our revenue and profitability may suffer or we may adversely impact our longer-term ability to execute or compete.

In order to grow at the pace expected by management, we will require additional capital to support our long-term business plan. If we are unable to obtain additional capital in future years, we may be unable to proceed with our long-term business plan, and we may be forced to curtail or cease our operations.

We will require additional working capital to support our long-term business plan, which includes identifying suitable targets for horizontal or vertical mergers or acquisitions, so as to enhance the overall productivity and benefit from economies of scale. We expect to pursue acquisitions of, or investments in, businesses and assets in new markets, either within or outside the telecom security industry, that complement or expand our existing business. Our working capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business during the period and payment terms with our customers. We may not be able to obtain adequate levels of additional financing, whether through equity financing, debt financing or other sources. Additional financings could result in significant dilution to our earnings per share or the issuance of securities with rights superior to our current outstanding securities. In addition, we may grant registration rights to investors purchasing our equity or debt securities in the future. If we are unable to raise additional financing, we may be unable to implement our long-term business plan, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures on a timely basis, if at all. In addition, a lack of additional financing could force us to substantially curtail or cease operations.

Our liquidity may be materially adversely affected by continuing constraints in the capital markets.

We must have sufficient sources of liquidity to fund our working capital requirements, service our outstanding indebtedness and finance investment opportunities. Without sufficient liquidity, we could be forced to curtail our operations or we may not be able to pursue promising business opportunities. The principal sources of our liquidity are funds generated from operating activities, available cash and cash equivalents, and borrowings under credit facilities and other debt financings. For the past several quarters, global financial markets have experienced diminished liquidity, constrained credit availability and volatility in securities prices. If our sources of liquidity do not satisfy our requirements, we may have to seek additional financing. The future availability of financing will depend on a variety of factors, such as economic and market conditions, the availability of credit and our credit ratings, as well as the possibility that lenders could develop a negative perception of us or the retail industry generally. If required, we may not be able to obtain additional financing, on favorable terms, or at all.

Our business could be materially adversely affected as a result of the risks associated with acquisitions and investments. In particular, we may not succeed in making additional acquisitions or be effective in integrating such acquisitions.

As part of our growth strategy, we have made and expect to continue to make acquisitions. We frequently evaluate the tactical or strategic opportunities available related to complementary businesses, products or technologies. The process of integrating an acquired company’s business into our operations and/or of investing in new technologies, may result in unforeseen operating difficulties and large expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of our business, and which may result in the loss of key customers and/or personnel and expose us to unanticipated liabilities.

Other risks commonly encountered with acquisitions include the effect of the acquisition on our financial and strategic position and reputation, the failure of the acquired business to further our strategies, the inability to successfully integrate or commercialize acquired technologies and achieve expected synergies or economies of scale on a timely basis, and the potential impairment of acquired assets. Further, we may not be able to retain the key employees that may be necessary to operate the business we acquire, and, we may not be able to timely attract new skilled employees and management to replace them. From time to time, we may also need to acquire complementary technologies, whether to execute our strategies or in order to comply with customer needs. There are no assurances that we will be able to acquire or successfully integrate an acquired company, business or technology, or successfully leverage such complementary technology in the market.

Moreover, there can be no assurance that the anticipated benefits of any acquisition or investment will be realized. Future acquisitions or investments could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, and amortization expenses related to intangible assets, any of which could have a material adverse effect on our operating results and financial condition. There can be no assurance that we will be successful in making additional acquisitions or effective in integrating such acquisitions into our existing business. We may also compete with others to acquire companies, and such competition may result in decreased availability of, or increased prices for, suitable acquisition candidates. In addition, for possible commercial and economic considerations, we may not be able to consummate acquisitions that we have identified as crucial to the implementation of our strategy. We may not be able to obtain the necessary regulatory approvals, including those of competition authorities and foreign investment authorities, in countries where we seek to consummate acquisitions. For those and other reasons, we may ultimately fail to consummate an acquisition, even if we announce that we plan to acquire a company.

The industry in which we operate is characterized by rapid technological changes and evolving industry standards, and if we cannot anticipate and react to such changes our results may suffer.

The markets for our products are characterized by rapidly changing technology and evolving industry standards. The introduction of products embodying new technology and the emergence of new industry standards can exert pricing pressure on existing products and/or can render our existing products obsolete and unmarketable. It is critical to our success that, in all of our markets, we are able to:

  anticipate and respond to changes in technology and industry standards;

  successfully develop and introduce new, enhanced, and competitive products which meet our customers’ changing needs; and

  deliver these new and enhanced products on a timely basis while adhering to our high quality standards.

We may not be able to successfully develop new products or introduce new applications for existing products. In addition, new products and applications that we introduce may not achieve market acceptance. If we are unable to introduce new products that address the needs of our customers or that achieve market acceptance, there may be a material adverse impact on our revenue and on our financial results.

Because many of our solutions are sophisticated, we must invest greater resources in sales and installation processes with greater risk of loss if we are not successful.

In many cases, it is necessary for us to educate our potential customers about the benefits and value of our solutions because many of our solutions are not simple, mass-market items with which customers are already familiar. In addition, many of our solutions are sophisticated and may not be readily usable by customers without our assistance in training, system integration, and configuration. The greater need to work with and educate customers as part of the sales process and, after completion of a sale, during the installation process for many of our products, increases the time and difficulty of completing transactions, makes it more difficult to efficiently deploy limited resources, and creates risk that we will have invested in an opportunity that ultimately does not come to fruition. If we are unable to demonstrate the benefits and value of our solutions to customers and efficiently convert our sales leads into successful sales and installations, our results may be adversely affected.

Many of our sales are made by competitive bid, which often requires us to expend significant resources, which we may not recoup.

Many of our sales, particularly in larger installations, are made by competitive bid. Successfully competing in competitive bidding situations subjects us to risks associated with the frequent need to bid on programs in advance of the completion of their design, which may result in unforeseen technological difficulties and cost overruns, as well as making substantial investments of time and money in research and development and marketing activities for contracts that may not be awarded to us. If we do not ultimately win a bid, we may obtain little or no benefit from these expenditures and may not be able to recoup these costs on future projects.

Even where we are not involved in a competitive bidding process, due to the intense competition in our markets and increasing customer demand for shorter delivery periods, we must in some cases begin the implementation of a project before the corresponding order has been finalized, increasing the risk that we will have to write off expenses associated with potential orders that do not come to fruition.

The nature of our business and our varying business models may impact and make it difficult for us to predict our operating results.

It is difficult for us to forecast the timing of revenue from product sales because customers often need a significant amount of time to evaluate our products before a purchase, and sales are dependent on budgetary and, in the case of government customers, other bureaucratic processes. The period between initial customer contact and a purchase by a customer may vary from as little as a few weeks to more than a year. During the evaluation period, customers may defer or scale down proposed orders for various reasons, including:

  changes in budgets and purchasing priorities;

  reductions in need to upgrade existing systems;

  deferrals in anticipation of enhanced or new products;

  introduction of new products by our competitors; or

  lower prices offered by our competitors.

In addition, we have historically derived a significant portion of our revenue from contracts for large system installations with major customers and we continue to emphasize sales to larger customers in our product development and marketing strategies. The timing and scope of these opportunities are difficult to forecast, and the pricing and margins may vary substantially from transaction to transaction. As a result, our future operating results may be volatile and vary significantly from period to period.

Contracts for large installations are often with government agencies, state-owned companies and large industrial concerns and are awarded after published requests for proposals, or tenders, and the submission of written bids. The requests for proposals generally set out qualifications which must be satisfied by all bidders, determined on the basis of technical qualification submissions. If a bidder is determined to be qualified, then a subsequent bid is submitted including price and other terms of performance. Competing bids are examined and evaluated by the prospective customer and a winning bidder is chosen. The time required for this process varies but can take several months and even years on larger projects. Once work is commenced, the customer generally is invoiced according to contractual milestones, with the final payment due after commissioning, testing and acceptance by the customer.

All of our contracts with government customers are fully funded. While we have no single customer that is material to our total revenue, we do have many significant customers. The deferral or loss of one or more significant orders or customers or a delay in an expected implementation of such an order could materially adversely affect our segment operating results.

Under applicable accounting standards and guidance, revenue for some of our software and hardware transactions is recognized at the time of delivery, while revenue from other software and hardware transactions is required to be deferred over a period of years. To a large extent, this depends on the terms we offer to customers and resellers, including terms relating to pricing, future deliverables, and post-contract customer support . As a result, it is difficult for us to accurately predict at the outset of a given period how much of our future revenue will be recognized within that period and how much will be required to be deferred over a longer period.

We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are, to a large extent, fixed. As a result, we may not be able to sufficiently reduce our operating costs in any period to compensate for an unexpected near-term shortfall in revenue.

Our past results may not be indicative of our future performance so evaluating our business and prospects may be difficult.

Our sales revenue grew from approximately $5.3 million in 2009 to $7.9 million in 2010 and $8.3 million in 2011. We are a relatively young company and our revenue is heavily dependent on a small number of large customers. Our historical operating results therefore may not provide a meaningful basis for evaluating our business, financial performance and prospects, and you should not rely on our past results or our historical rate of growth as an indication of our future performance.

Our products may contain undetected defects which could impair their market acceptance and may result in customer claims for substantial damages if our products fail to perform properly.

Our products are complex and involve sophisticated technology that performs critical functions to highly demanding standards. Our existing and future products may develop operational problems. In addition, new products or new versions of existing products may contain undetected defects or errors. If we do not discover such defects, errors, or other operational problems until after a product has been released and used by the customer, we may incur significant costs to correct such defects, errors, or other operational problems, including product liability claims or other contract liabilities to customers. In addition, defects or errors in our products may result in claims for substantial damages and questions regarding the integrity of the products, which could cause adverse publicity and impair their market acceptance.

If the regulatory environment does not evolve as expected or does not favor our products, our results may suffer.

The regulatory environment relating to our solutions is still evolving and, in the homeland security market in particular, has been driven to a significant extent by legislative and regulatory actions, such as standards established by ETSI in Europe, as well as initiatives to strengthen security for critical infrastructure, such as airports. These actions and initiatives are evolving and are at all times subject to change based on factors beyond our control, such as political climate, budgets, and even current events. While we attempt to anticipate these actions and initiatives through our product offerings and refinements thereto, we cannot assure you that we will be successful in these efforts, that our competitors will not do so more successfully than us, or that changes in these actions or initiatives or the underlying factors which affect them will not occur which will reduce or eliminate this demand. If any of the foregoing should occur, or if our markets do not grow as anticipated for any other reason, our results may suffer. In addition, changes to these actions or initiatives, including changes to technical requirements, may require us to modify or redesign our products in order to maintain compliance, which may subject us to significant additional expense.

Conversely, as the telecommunications industry continues to evolve, state, federal, and foreign governments (including supranational government organizations such as the European Union) and industry associations may increasingly regulate the monitoring of telecommunications and telephone or internet monitoring and recording products such as ours. We believe that increases in regulation could come in a number of forms, including increased regulations regarding privacy or protection of personal information such as social security numbers, credit card information, and employment records. The adoption of these types of regulations or changes to existing regulations could cause a decline in the use of our solutions or could result in increased expense for us if we must modify our solutions to comply with these regulations. Moreover, these types of regulations could subject our customers or us to liability. Whether or not these kinds of regulations are adopted, if we do not adequately address the privacy concerns of consumers, companies may be hesitant to use our solutions. If any of these events occur, our business could be materially adversely affected.

Because we have significant foreign operations, we are subject to geopolitical and other risks that could materially adversely affect our business.

We have significant operations in foreign countries. The countries in which we have our most significant foreign operations include India, Italy, Nepal and Mozambique, and we intend to continue to expand our operations internationally. We believe our business may suffer if we are unable to successfully expand into new regions, as well as maintain and expand existing foreign operations. Our foreign operations are, and any future foreign expansion will be, subject to a variety of risks, many of which are beyond our control, including risks associated with:

  foreign currency fluctuations;

  political, security, and economic instability in foreign countries;

  changes in and compliance with local laws and regulations, including export control laws, tax laws, labor laws, employee benefits, customs requirements, currency restrictions, and other requirements;

  differences in tax regimes and potentially adverse tax consequences of operating in foreign countries;

  customizing products for foreign countries;

  legal uncertainties regarding liability and intellectual property rights;

  hiring and retaining qualified foreign employees; and

  difficulty in accounts receivable collection and extended collection periods.

Any or all of these factors could materially affect our business or results of operations.

We are dependent on contracts with governments for a significant portion of our revenue and these contracts also expose us to additional business risks and compliance obligations.

For the year ended December 31, 2011, approximately 15.5% of our business was generated from contracts with various governments, including federal, state, and lower-level government agencies. We expect that government contracts will continue to be a significant source of our revenue for the foreseeable future. Our business generated from government contracts may be materially adversely affected if:

  our reputation or relationship with government agencies is impaired;

  we are suspended or otherwise prohibited from contracting with the Indian or other foreign government or law enforcement agency;

  levels of government expenditures and authorizations for law enforcement and security related programs decrease or shift to programs in areas where we do not provide products and services;

  we are prevented from entering into new government contracts or extending existing government contracts based on violations or suspected violations of laws or regulations, including those related to procurement;

  we are not granted security clearances that are required to sell our products to Indian or foreign governments or such security clearances are deactivated;

  there is a change in government procurement procedures; or

  there is a change in political climate that adversely affects our existing or prospective relationships or there is a change in strategy and all software is to be developed internally by government personnel.

In addition, we must comply with Indian and other foreign laws and regulations relating to the formation, administration, and performance of government contracts. These laws and regulations affect how we do business with government agencies and may impose added costs on our business. Our government contracts may contain, or under applicable law may be deemed to contain, provisions not typically found in private commercial contracts, including provisions enabling the government party to:

  terminate or cancel existing contracts for convenience;

  suspend us from doing business with a foreign government or prevent us from selling our products in certain countries;

  audit and object to our contract-related costs and expenses, including allocated indirect costs; and

  unilaterally change contract terms and conditions, including warranty provisions, schedule, quantities, and scope of work, in advance of our agreement on corresponding pricing adjustments.

The effect of these provisions may significantly increase our cost to perform the contract or defer our ability to recognize revenue from such contracts. In some cases, this may mean that we must begin recording expenses on a contract in advance of being able to recognize the corresponding revenue. If a government customer terminates a contract with us for convenience, we may not recover our incurred or committed costs, receive any settlement of expenses, or earn a profit on work completed prior to the termination. If a government customer terminates a contract for default, we may not recover these amounts, and, in addition, we may be liable for any costs incurred by the government customer in procuring undelivered items and services from another source. Further, an agency within a government may share information regarding our termination with other agencies. As a result, our ongoing or prospective relationships with other government agencies could be impaired.

If our subcontractors fail to perform their contractual obligations, our ability to provide services and products to our customers, as well as our ability to obtain future business, may be harmed.

Many of our contracts involve subcontracts with other companies upon which we rely to perform a portion of the services that we must provide to our customers. There is a risk that we may have disputes with our subcontractors, including disputes regarding the quality and timeliness of work performed by those subcontractors. A failure by one or more of our subcontractors to satisfactorily perform the agreed-upon services may materially and adversely impact our ability to perform our obligations to our customers, could expose us to liability and could have a material adverse effect on our ability to compete for future contracts and orders.

We rely on a limited number of suppliers and manufacturers, and if these relationships are interrupted, we may not be able to obtain substitute suppliers or manufacturers on favorable terms or at all.

We rely on non-affiliated suppliers for certain components which may be critical to our products, including both hardware and software, and on manufacturers of assemblies that are incorporated into our products. While we endeavor to use larger, more established suppliers and manufacturers wherever possible, in some cases, these providers may be smaller, more early-stage companies, particularly with respect to suppliers of new technologies we may incorporate into our products that we have not developed internally. Although we do have agreements in place with most of these providers, which include appropriate protections such as source code escrows where needed, these agreements are generally not long-term and these contractual protections offer limited practical benefits to us in the event our relationship with a key provider is interrupted. If these suppliers or manufacturers experience financial, operational, manufacturing capacity, or quality assurance difficulties, or cease production and sale of the products we buy from them entirely, or there is any other disruption in our relationships with these suppliers or manufacturers, we will be required to locate alternative sources of supply or manufacturing, to internally develop the applicable technologies, to redesign our products to accommodate an alternative technology, or to remove certain features from our products. This could increase the costs of, and create delays in, delivering our products or reduce the functionality of our products, which could adversely affect our business and financial results.

Our results of operations could materially deteriorate if we fail to attract, develop and retain qualified employees.

Our performance is dependent on attracting and retaining qualified employees who are able to meet the wants and needs of our customers. We believe our competitive advantage is providing unique solutions for each individual customer, which requires us to have highly trained and engaged employees. Our success depends in part upon our ability to attract, develop and retain a sufficient number of qualified employees, including sales, service and administrative personnel. There is often intense competition to recruit highly skilled employees in the technology industry and the turnover rate is high. An inability to attract and retain highly qualified employees may have an adverse effect on our ability to develop new products and enhancements for existing products and to successfully market such products. Further, if we are unable to attract and retain qualified employees, on reasonable economic and other terms or at all, our ability to grow could be impaired, our ability to timely report our financial results could be adversely affected, and our operations and financial results could be materially adversely affected.

Our business depends substantially on the continuing efforts of our senior executives and other key personnel, and our business may be severely disrupted if we lost their services.

Our future success heavily depends on the continued service of our senior executives and other key employees. In particular, we rely on the expertise, experience, and business contacts of Ajay Batheja, Chairman, Chief Executive Officer and President; A.C. Narang, Vice President Government Strategy of Xalted Information; Luigi Caramico, Vice President Corporate Strategy; and Kamini Rupani, Vice President Marketing of Xalted Information. If one or more of our senior executives are unable or unwilling to continue to work for us in their present positions, we may have to spend a considerable amount of time and resources searching, recruiting, and integrating the replacements into our operations, which would substantially divert management’s attention from our business and severely disrupt our business. This may also adversely affect our ability to execute our business strategy. Moreover, if any of our senior executives joins a competitor or forms a competing company, we may lose customers, suppliers and key employees.

We may not be able to receive or retain the necessary licenses or authorizations required for us to export some of our products that we develop or manufacture in specific countries.

We are required to obtain export licenses or qualify for other authorizations from India to export some of the products that we develop in the country and, in any event, are required to comply with applicable export control laws of each country generally. There can be no assurance that we will be successful in obtaining or maintaining the licenses and other authorizations required to export our products from applicable government authorities. In addition, export laws and regulations are revised from time to time and can be extremely complex in their application; if we are found not to have complied with applicable export control laws, we may be fined or penalized by, among other things, having our ability to obtain export licenses curtailed or eliminated, possibly for an extended period of time. Our failure to receive or maintain any required export licenses or authorizations or our penalization for failure to comply with applicable export control laws would hinder our ability to sell our products and could materially adversely affect our business, financial condition, and results of operations.

Indian and other foreign governments could refuse to buy our homeland security solutions or could deactivate our security clearances in their countries thereby restricting or eliminating our ability to sell these solutions in those countries and perhaps influenced other countries by such a decision.

We maintain security clearances in India and other countries in connection with the development, marketing, sale, and support of our homeland security solutions. These clearances are reviewed from time to time by the applicable government agencies in these countries and, following these reviews, our security clearances are either maintained or deactivated. Our security clearances can be deactivated for many reasons, including that the clearing agencies in some countries may object to the fact that we do business in certain other countries. In the event that our security clearances are deactivated in any particular country, we would lose the ability to sell our homeland security solutions in that country for projects that require security clearances. Additionally, any inability to obtain or maintain security clearances in a particular country may affect our ability to sell our homeland security solutions in that country generally (even for non-secure projects). Any inability to obtain or maintain clearances can materially adversely affect our results of operations.

Whether or not we are able to maintain our security clearances, law enforcement and intelligence agencies in certain countries may decline to purchase homeland security solutions if they were not developed or manufactured in that country. As a result, because our homeland security solutions are developed or manufactured in whole or in part in India, there may be certain countries where some or all of the law enforcement and intelligence agencies are unwilling to purchase our homeland security solutions. If we are unable to sell our homeland security solutions in certain countries for this reason, our results of operations could be materially adversely affected.

The mishandling or even the perception of mishandling of sensitive information could harm our business.

Our products are in some cases used by customers to compile and analyze highly sensitive or confidential information and data, including in some cases, information or data used in intelligence gathering or law enforcement activities. Customers are also increasingly focused on the security of our products. While our customers’ use of our products in no way affords us access to the customer’s sensitive or confidential information or data, we may come into contact with such information or data when we perform services or support functions for our customers. We have implemented policies and procedures to help ensure the proper handling of such information and data, including background screening of services personnel, non-disclosure agreements, access rules, and controls on our information technology systems. We also work to ensure the security of our products, including through the use of encryption, access rights, and other customary security features. However, these measures are designed to mitigate the risks associated with handling or processing sensitive data and cannot safeguard against all risks at all times. The improper handling of sensitive data, or even the perception of such mishandling or other security lapses or risks by us or our products, whether or not valid, could reduce demand for our products or otherwise expose us to financial or reputational harm.

Our intellectual property may not be adequately protected.

We have not filed any patent applications on our technology, and there can be no assurance that we will file any patent, trademark, or copyright applications, that any future applications will be approved, that any existing or future patents, trademarks or copyrights will adequately protect our intellectual property or that any existing or future patents, trademarks, or copyrights will not be challenged by third parties. Our intellectual property rights may not be successfully asserted in the future or may be invalidated, designed around, or challenged.

In order to safeguard our unpatented proprietary know-how, source code, trade secrets, and technology, we rely primarily upon trade secret protection and non-disclosure provisions in agreements with employees and other third parties having access to our confidential information. There can be no assurance that these measures will adequately protect us from improper disclosure or misappropriation of our proprietary information.

Preventing unauthorized use or infringement of our intellectual property rights is difficult. The laws of certain countries do not protect our proprietary rights to the same extent as the laws of India. Therefore, in certain jurisdictions we may be unable to protect our intellectual property adequately against unauthorized third-party use or infringement, which could adversely affect our competitive position.

Our products may infringe or may be alleged to infringe on the intellectual property rights of others, which could lead to costly disputes or disruptions for us and may require us to indemnify our customers and resellers for any damages they suffer.

The technology industry is characterized by frequent allegations of intellectual property infringement. Any allegation of infringement against us could be time consuming and expensive to defend or resolve, result in substantial diversion of management resources, cause product shipment delays, or force us to enter into royalty or license agreements. If patent holders or other holders of intellectual property initiate legal proceedings against us, we may be forced into protracted and costly litigation, regardless of the merits of these claims. We may not be successful in defending such litigation, in part due to the complex technical issues and inherent uncertainties in intellectual property litigation, and may not be able to procure any required royalty or license agreements on terms acceptable to us, or at all. Third parties may also assert infringement claims against our customers. Subject to certain limitations, we generally indemnify our customers and resellers with respect to infringement by our products of the proprietary rights of third parties. These claims may require us to initiate or defend protracted and costly litigation, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages, be required to obtain licenses for the products our customers use, or incur significant expenses in developing non-infringing alternatives. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using or, in the case of resellers, stop selling our products.

Reliance on or loss of third-party licensing agreements could materially adversely affect our business, financial condition, and results of operations.

While most of our products are developed internally, we also purchase technology, license intellectual property rights, and oversee third-party development and localization of certain products or components. If we lose or are unable to maintain licenses or distribution rights, we could incur additional costs or experience unexpected delays until an alternative solution can be internally developed or licensed from another third party and integrated into our products or we may be forced to redesign our products or remove certain features from our products. We rely on a limited number of suppliers and manufacturers, and if these relationships are interrupted, we may not be able to obtain substitute suppliers or manufacturers on favorable terms or at all” above for additional information. Additionally, when purchasing or licensing products and services from third parties, we endeavor to negotiate appropriate warranties, indemnities, and other protections. We cannot assure you, however, that all such third-party contracts contain adequate protections or that all such third parties will be able to provide the protections we have negotiated. To the extent we are not able to negotiate adequate protections from these third parties or these third parties are unwilling or unable to provide the protections we have negotiated, our business, financial condition, and results of operations could be materially adversely affected.

Use of free or open source software could expose our products to unintended restrictions and could materially adversely affect our business, financial condition, and results of operations.

Some of our products contain free or open source software and we anticipate making use of open source software in the future. Open source software is generally covered by license agreements that permit the user to use, copy, modify, and distribute the software without cost, provided that the users and modifiers abide by certain licensing requirements. The original developers of the open source software generally provide no warranties on such software or protections in the event the open source software infringes a third party’s intellectual property rights. Although we endeavor to monitor the use of open source software in our product development, we cannot assure you that past, present, or future products will not contain open source software elements that impose unfavorable licensing restrictions or other requirements on our products. In addition, the terms of many open source software licenses have not yet been interpreted by Indian or foreign courts and as a result there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on products that use such software. The introduction of certain kinds of open source software into our products or a court decision construing an open source software license in an unexpected way could require us to seek licenses from third parties in order to continue offering affected products, to re-engineer affected products, to discontinue sales of affected products, or to release all or portions of the source code of affected products under the terms of the applicable open source software licenses. Any of these developments could materially adversely affect our business, financial condition, and results of operations.

We have no insurance coverage in India, and any business disruption or litigation we experience may result in our incurring substantial costs and the diversion of resources.

Insurance companies in India offer limited business interruption and liability insurance. While business interruption insurance is available to a limited extent in India, we have determined that the risks of disruption, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms had made it economically impractical for us to have such insurance. As a result, we do not have any business liability, disruption or litigation insurance coverage for our operations in India. Any business disruption or litigation may result in our incurring substantial costs and the diversion of resources.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors. If we are unable to receive a positive attestation from our independent auditors with respect to our internal controls when we are required under applicable laws, investors and others may lose confidence in the reliability of our financial statements which could affect the trading price of our common stock.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on their internal controls over financial reporting in their annual reports. In addition, the independent registered public accounting firm auditing the financial statements of a company that is not a non-accelerated filer or smaller reporting company under Rule 12b-2 of the Exchange Act must also attest to the operating effectiveness of the company’s internal controls. Since we just completed the acquisition of Xalted Networks on May 13, 2011, we have not evaluated Xalted Networks and its consolidated subsidiaries’ internal control systems in order to allow our management to report on our internal controls on a consolidated basis as required by these requirements of SOX 404. Under current law, we will be required to complete such evaluation and include the report of management in our annual report for the fiscal year ending December 31, 2012.

We can provide no assurance that our management will conclude that our internal controls over financial reporting are effective, or that our independent registered public accounting firm will issue a positive opinion on our internal controls over financial reporting when we are required under applicable laws. In particular, we may have potential material weaknesses or significant deficiencies in our internal controls over financial reporting due to our accounting staff’s relative lack of experience and knowledge of U.S. GAAP. Our accounting staffs have limited experience in preparing financial statements in accordance with U.S. GAAP and will require additional training and assistance in U.S. GAAP. We may also need to hire additional personnel who are experienced in U.S. GAAP.

Failure to achieve and maintain an effective internal control environment could result in our not being able to accurately report our financial results, prevent or detect fraud or provide timely and reliable financial and other information pursuant to the reporting obligations we have as a public company, which could have a material adverse effect on our business, financial condition and results of operations. Further, it could cause our investors to lose confidence in the information we report, which could adversely affect the price of our stock price.

Xalted Information is involved in a litigation in India which, if successful, could result in a material adverse effect on our business, operations and prospects.

In April 2010, a petition was filed against Xalted Information in the High Court of Karnataka at Bangalore by Arasor Corporation, or Arasor, a Delaware company. The High Court is the principal court of original jurisdiction in the Indian state of Karnataka, sitting in the city of Bangalore. The petition sought an order under Sections 433 and 434 of the Companies Act of 1956 for the winding up of Xalted Information, based on allegations that Xalted Information did not pay for communications equipment sold and shipped by Arasor. We maintain the Company never received the equipment which is alleged to have been shipped to us. This type of claim, and the type of relief sought, is not unusual in India.

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

After submission of written arguments, a hearing on the appeal was conducted in March 2011, a further hearing was set for June 9, 2011, and the earlier stay was continued during the pendency of the appeal. In June 2011, Xalted Information filed an additional application with the two-judge Division Bench to request dismissal of the claims against it on the basis that Arasor’s corporate status was “void” in Delaware and “forfeited” in California, and that Arasor therefore was without corporate power and authority to maintain or prosecute the action. On October 15, 2011, the Division Bench heard the appeal filed by Xalted Information and set aside the order of admission of the petition. The Division Bench Court determined that the order passed by the Single Judge Court did not fully take into consideration the defenses presented by Xalted Information and remanded the matter back to the Single Bench Judge to hear the evidence of both parties again, as to whether there was sufficient evidence to admit the petition for trial. The Divisional Bench Court also ruled that Xalted Information is permitted to raise all defenses, including the defense of the non-existence of Arasor Corporation. Xalted Information has petitioned the Single Bench Judge to hear the case as soon as possible. Arasor Corporation has requested a delay in the hearing, which the Singe Bench Judge granted until June 2012.

The Company’s India counsel has informed us they believe Xalted Information has a reasonably strong legal position and a good chance of success in of persuading the Single Bench Judge to refuse to admit the winding-up petition. If Xalted Information is not successful in that effort, it may appeal the admission of the petition to the Division Bench and, if necessary, to the Supreme Court. Should those appeals fail, the petition would be finally admitted and the matter would proceed to trial before the Single Bench Judge. Again, Xalted Information would have the opportunity to contest the claims made by Arasor. In the event of an adverse decision, Xalted Information would be entitled to appeal that decision to the Division Bench and, if necessary, to the Supreme Court. If all appeals were to fail, Xalted Information would be subject to judicial liquidation in India if it is unable to pay the amount of the judgment. If liquidation of the company were to be carried out, we would lose most of our operating assets, which would have a material adverse effect on our business.

Xalted Information is involved in a litigation in California which, if successful, could result in a material adverse effect on our business, operations and prospects.

In November 2011, a civil lawsuit was filed against Xalted Networks, in the Superior Court of California, Santa Clara County, by Empirix, Inc., a Delaware company, in the amount of $316,625. The lawsuit alleges that Xalted Networks purchased monitoring surveillance and analysis technology and products from Mutina Technology S.R.L., an Italian company, that is 100% owned by Empirix, Inc. We maintain that Xalted Networks, which was formed on March 14, 2011, could not have entered into a contractual relationship with Mutina Technology S.R.L. on August 17, 2009, as the Company did not exist. The Company’s California counsel has informed us they believe Xalted Networks has a strong legal position to have the lawsuit dismissed. If Xalted Networks is not successful in that effort, it may appeal the lawsuit to the California Courts of Appeal and the California Supreme Court. Should those appeals fail, Xalted Networks would be subject to a court action and would have to pay the amount of $316,625 which could have a material adverse effect on our business.

RISKS RELATED TO DOING BUSINESS IN INDIA

A substantial portion of our assets and operations are located in India, and we are subject to regulatory, economic and political uncertainties in India.

Our principal operating subsidiary is incorporated in India, and a majority of our assets and our professionals are located in India. In the early 1990s, India experienced significant inflation, low growth in gross domestic product and shortages of foreign currency reserves. The Indian government, however, has exercised and continues to exercise significant influence over many aspects of the Indian economy. India’s government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage investment in specified sectors of the economy, including the telecom and homeland information security industries. Certain of those programs, which have benefited us, include tax holidays, liberalized import and export duties and preferential rules on foreign investment and repatriation. We cannot assure you that liberalization policies will continue. Various factors, such as changes in the current government, could trigger significant changes in India’s economic liberalization and deregulation policies and disrupt business and economic conditions in India generally and our business in particular.

In addition, the Government of India is considering introducing a reservation policy to the private sector in India, pursuant to which all private sector companies operating in India, including our subsidiary, would be required to reserve a certain percentage of jobs for the economically underprivileged population in the states where such companies are incorporated. If this policy is adopted, our ability to hire employees of our choice may be affected due to restrictions on our pool of potential employees and competition for these professionals.

Our financial performance may be adversely affected by general economic conditions and economic and fiscal policy in India, including changes in exchange rates and controls, interest rates and taxation policies, as well as social stability and political, economic or diplomatic developments affecting India in the future. In particular, India has experienced significant economic growth over the last several years, but faces major challenges in sustaining that growth in the years ahead. These challenges include the need for substantial infrastructure development and improving access to healthcare and education. Our ability to recruit, train and retain qualified employees, develop and operate our operations centers, and attract and retain clients could be adversely affected if India does not successfully meet these challenges.

Currency fluctuations among the Indian Rupee, the Euro and the U.S. dollar could have a material adverse effect on our results of operations.

A substantial portion of our revenues are denominated in Rupees or Euros. We report our financial results in U.S. dollars. The exchange rates among the Rupee and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future. The average Rupee/US. Dollar exchange rate in 2011 was approximately 49.124 (based on information published by the US Internal Revenue Service), representing depreciation of the Rupee of 2.8% compared to the average exchange rate in 2010. The exchange rates among the Euro and the U.S. dollar also fluctuate. The average Euro/US. Dollar exchange rate in 2011 was approximately 0.748 (based on information published by the US Internal Revenue Service). representing appreciation of the Euro of 4.7% compared to the average exchange rate in 2010. We do not currently engage in any formal currency hedging of our foreign currency exposure, and our results of operations may be adversely affected if the Rupee or the Euro fluctuates significantly against the U.S. dollar. We are subject to legal restrictions on hedging activities as well as the convertibility of currencies in India. This could limit our ability to use cash generated in India in another country.

Our financial condition could be negatively affected if the Government of India reduces or withdraws tax benefits and other incentives currently provided to companies within our industry, or if the same are not available for other reasons.

Under the Income-Tax Act, 1961 of India, we have benefited from holidays from Indian corporate income taxes. We applied for and received tax holidays covering our telecom security business and our homeland security business. Both tax holidays were approved by the Government and run for a period of 10 years. The company also has a 10 year tax holiday for starting a new company in India in 2001. As a result, our service operations have to date been subject to relatively lower tax liabilities. We incurred minimal income tax expense in 2010 as a result of the tax holidays, compared to approximately $480,000 that we would have additionally incurred if the tax holidays had not been available for that period (without accounting for double taxation treaty set-offs). One of our tax holidays expired in 2011, and others will expire in 2015 and 2019. Consequently, our tax expense will materially increase in 2012 and our after-tax profitability will be materially reduced.

In May 2007, the Government of India adopted the Indian Finance Act, 2007, with effect from April 1, 2007, that imposed a minimum alternative tax, or MAT, on Indian companies that have book profits but no tax profit which could be for various reasons, including tax holidays, tax deductions or significant depreciation. Any MAT paid by us can be carried forward for a maximum period of ten years and can be used as a credit against corporate income taxes payable by us after expiration of the tax holiday, subject to the satisfaction of certain conditions.

If more stringent labor laws or other industry standards in India become applicable to us, our profitability may be adversely affected.

India has stringent labor legislation that protects the interests of workers, including legislation that sets forth detailed procedures for dispute resolution and employee removal and legislation that imposes financial obligations on employers upon retrenchment. In addition, we are subject to certain industry standards regarding our employees, particularly with regard to overtime and transportation of employees. Our employees may also in the future form unions. If these labor laws or industry standards become more stringent or are more strictly enforced, or if our employees unionize, it may become difficult for us to maintain flexible human resource policies, discharge employees or downsize, any of which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The Government of India has recently focused on the occupational health and safety concerns experienced by workers in the outsourcing industry. The introduction of legislation imposing restrictions on working hours or conditions of professionals in the outsourcing industry could have an adverse effect on our business, results of operations and financial condition.

Investors may have difficulty effecting service of process or enforcing judgments obtained in the United States against our subsidiary in India and Italy or our executive officers.

Our primary operating subsidiary and the majority of our operating assets are located in India. We also have operating subsidiaries and assets in Italy. As a result, you may be unable to effect service of process upon our affiliates who reside in India or Italy outside their jurisdiction of residence. In addition, you may be unable to enforce against these persons outside the jurisdiction of their residence judgments obtained in courts of the United States, including judgments predicated solely upon the federal securities laws of the United States.

Sections 44A and Section 13 of the Indian Civil Procedure Code, 1908, or the Civil Code, govern recognition and enforcement of foreign judgments. Section 44A of the Civil Code provides for recognition and enforcement of a foreign judgment without having to file an original suit in India, provided such judgments have been rendered by courts in a country or territory outside India which the Government of India has declared to be a reciprocating territory. We have been advised by our Indian counsel that the United States and India do not currently have a treaty providing for reciprocal recognition and enforcement of judgments (other than certain arbitration awards) in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any federal or state court in the United States based on civil liability, whether or not it is predicated upon the federal securities laws of the United States, would not be enforceable in India as such.

However, if the party in whose favor such final judgment is rendered brings a new suit in a competent court in India based on a final judgment that has been obtained in the United States, Section 13 of the Civil Code provides that the foreign judgment will be conclusive as to certain matters. The suit must be brought in India within three years of the date of the foreign judgment. It is unlikely; however, that a court in India would award damages on the same basis as a court in the United States if an action is brought in India. It is also unlikely that an Indian court would enforce judgments obtained in the United States if it viewed the amount of damages awarded as excessive or inconsistent with Indian practice.

Terrorist attacks and other acts of violence involving India could adversely affect the financial markets, result in a loss of client confidence and adversely affect our business, results of operations and financial condition.

Terrorist attacks and other acts of violence or war may adversely affect worldwide financial markets and could potentially lead to economic recession. Such events could precipitate sudden significant changes in regional and global economic conditions and cycles, as well as pose risks to our people and to our operations centers. At the same time, an increased level of terrorism and other acts of violence could lead to increased demand for our products. If India were to become engaged in armed hostilities, however, particularly hostilities that were protracted or involved the threat or use of nuclear weapons, we might not be able to continue to operate. Our insurance policies may not insure us against losses and interruptions caused by terrorist attacks and other acts of violence or war.

An outbreak of an infectious disease or any other serious public health concerns in Asia or elsewhere could have a material adverse effect on our business and results of operations.

The outbreak of an infectious disease in Asia or elsewhere or any other serious public health concerns could have a negative impact on the economies, financial markets and business activities in the countries in which our end markets are located, which could have a material adverse effect on our business. Past outbreaks of Severe Acute Respiratory Syndrome, avian influenza, or bird flu, or H1N1 across Asia and Europe have adversely affected a number of countries and companies. Although we have not been adversely impacted by these recent outbreaks, we can give no assurance that a future outbreak of an infectious disease among humans or animals or any other serious public health concerns will not have a material adverse effect on our business.

We are vulnerable to natural disasters that could severely disrupt the normal operation of our business and adversely affect our business, results of operation and financial condition.

India is susceptible to natural disasters, including typhoons, tsunamis, floods and earthquakes. Substantially all of our operations and employees are located in India. If our operations centers are damaged by a typhoon, tsunami, flood, earthquake or other natural disaster, our operations and our ability to provide services to our clients could be interrupted or delayed significantly. Our insurance coverage may not be sufficient to cover all of our potential losses. In addition, although all of our operations have access to other power sources, disaster management facilities in India may not be adequate to protect against potential losses. In addition, clients may terminate their contracts with us if we cannot resume providing services quickly enough. As a result, a natural disaster in India could have a material adverse effect on our business, results of operation and financial condition.

RISKS RELATED TO THE MARKET FOR OUR COMMON STOCK GENERALLY

Our common stock is quoted on the OTC Bulletin Board which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Bulletin Board maintained by the Financial Industry Regulatory Authority. The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or NASDAQ. The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. We plan to list our common stock as soon as practicable. However, we cannot assure you that we will be able to meet the initial listing standards of any stock exchange, or that we will be able to maintain any such listing.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is a “penny stock” and is subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

We do not intend to pay dividends for the foreseeable future.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

Certain provisions of our Articles of Incorporation may make it more difficult for a third party to effect a change-of-control.

Our Articles of Incorporation authorizes the board of directors to issue up to 10,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the board of directors without further action by the stockholders. These terms may include preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of the board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Description of Property

We currently lease 10 different office properties in four different locations in India with a total of 43,700 square feet of space. Each property is under a separate lease agreement comprised of a combination of administrative offices and areas that operate the Company’s servers and computers systems. The various lease agreements begin to expire in June 2011 through March 2015. For leases expiring in 2011, we have already begun the renewal negotiations. Under the current lease agreements, we pay an aggregate monthly rent of Rs. 2.8 million (approximately $64,000) per month. We believe that all leased space are in good condition and that the property is adequately insured by the owner. Through the two acquisitions in Italy, the Company has picked up two additional property leases. Alfa Sistemi Telemedia Srl. leases office, assembly and warehouse space at the cost of Euros 23,000 per annum. Adora ICT Srl. leases office space at the cost of Euros 36,700 per annum.

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

(a)

In April 2010, a petition was filed against Xalted Information in the High Court of Karnataka at Bangalore by Arasor Corporation, or Arasor, a Delaware company. The High Court is the principal court of original jurisdiction in the Indian state of Karnataka, sitting in the city of Bangalore. The petition sought an order under Sections 433 and 434 of the Companies Act of 1956 for the winding up of Xalted Information, based on allegations that Xalted Information did not pay for communications equipment sold and shipped by Arasor. We maintain the Company never received the equipment which is alleged to have been shipped to us. This type of an aggregate amount of $4.5 million claim, and the type of relief sought, is not unusual in India.

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

After submission of written arguments, a hearing on the appeal was conducted in March 2011, a further hearing was set for June 9, 2011, and the earlier stay was continued during the pendency of the appeal. In June 2011, Xalted Information filed an additional application with the two-judge Division Bench to request dismissal of the claims against it on the basis that Arasor’s corporate status was “void” in Delaware and “forfeited” in California, and that Arasor therefore was without corporate power and authority to maintain or prosecute the action. On October 15, 2011, the Division Bench heard the appeal filed by Xalted Information and set aside the order of admission of the petition. The Division Bench Court determined that the order passed by the Single Judge Court did not fully take into consideration the defenses presented by Xalted Information and remanded the matter back to the Single Bench Judge to hear the evidence of both parties again, as to whether there was sufficient evidence to admit the petition for trial. The Divisional Bench Court also ruled that Xalted Information is permitted to raise all defenses, including the defense of the non-existence of Arasor Corporation. Xalted Information has petitioned the Single Bench Judge to hear the case as soon as possible. Arasor Corporation has requested a delay in the hearing, which the Singe Bench Judge granted until June 2012.

The Company’s India counsel has informed us they believe Xalted Information has a reasonably strong legal position and a good chance of success in of persuading the Single Bench Judge to refuse to admit the winding- up petition. If Xalted Information is not successful in that effort, it may appeal the admission of the petition to the Division Bench and, if necessary, to the Supreme Court. Should those appeals fail, the petition would be finally admitted and the matter would proceed to trial before the Single Bench Judge. Again, Xalted Information would have the opportunity to contest the claims made by Arasor. In the event of an adverse decision, Xalted Information would be entitled to appeal that decision to the Division Bench and, if necessary, to the Supreme Court. If all appeals were to fail, Xalted Information would be subject to judicial liquidation in India if it is unable to pay the amount of the judgment. If liquidation of the company were to be carried out, we would lose most of our operating assets, which would have a material adverse effect on our business.

(b)

In November 2011, a civil lawsuit was filed against Xalted Networks, in the Superior Court of California, Santa Clara County, by Empirix, Inc., a Delaware company, in the amount of $316,625. The lawsuit alleges that Xalted Networks purchased monitoring surveillance and analysis technology and products from Mutina Technology S.R.L., an Italian company, that is 100% owned by Empirix, Inc. We maintain that Xalted Networks, which was formed on March 14, 2011, could not have entered into a contractual relationship with Mutina Technology S.R.L. on August 17, 2009, as the Company did not exist.

On January 5, 2012, Xalted Networks filed a Notice of Demurrer in the Superior Court of California, Santa Clara County, to have the civil action against Xalted Networks dismissed based upon the fact that the Company did not exist at the time that the contractual arrangement allegedly occurred. The hearing to determine the Notice of Demurrer will likely occur in June 2012.

The Company’s California counsel has informed us that he believes Xalted Networks has a strong legal position and a good chance of success in persuading the Superior Court of California to dismiss the lawsuit. If Xalted Networks is not successful in that effort, it may appeal the lawsuit to the California Courts of Appeal and the California Supreme Court. Should those appeals fail, Xalted Networks would be subject to a court action and would have to pay the amount of $316,625 and it could have a material adverse effect on our business.

We are currently not aware of any other legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “KRAN” on the OTC Bulletin Board maintained by the Financial Industry Regulatory Authority. Trading of our common stock is sometimes limited and sporadic, and historically there has not been an active trading market for our common stock, with the first trade in our common stock occurring on October 5, 2011. The following table sets forth, for the periods indicated, the high and low bid prices of our common stock as reported by www.quotemedia.com for the periods indicated. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Bid Prices

	High	Low
Year Ended December 31, 2012
1st Quarter	$1.01	$0.40
2nd Quarter (through May 14, 2012)	0.75	0.40

Year Ended December 31, 2011
1st Quarter	$-	$-
2nd Quarter	-	-
3rd Quarter	0.20	0.20
4th Quarter	1.10	0.40

Year Ended December 31, 2010
1st Quarter	$-	$-
2nd Quarter	-	-
3rd Quarter	-	-
4th Quarter	-	-

Holders

As of March 31, 2012, there were approximately 70 holders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

Dividends

We have never declared or paid any dividend. Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends. If our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table includes the information as of December 31, 2011 for each category of our equity compensation plan:

Plan category	Number of securities to	Weighted-average	Number of securities remaining
	be issued upon exercise	exercise price of	available for future issuance
	of outstanding options,	outstanding options,	under equity compensation
	restricted stock,	restricted stock,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders (1)	1,701,000	$0.20	299,000
Total	1,701,000	$0.20	299,000

(1)

Effective as of August 1, 2011, our Board of Directors approved the Kranem Corporation Stock Incentive Plan, or the Plan, pursuant to which options or other similar securities may be granted. The maximum aggregate number of shares of our common stock that may be issued under the Plan is 2,000,000 shares. As of December 31, 2011, 1,701,000 options have been issued under the plan to certain employees and directors.

Recent Sales of Unregistered Securities

Except for sales previously disclosed in quarterly reports on Form 10-Q or in a current report on Form 8-K filed by us with the Securities and Exchange Commission, we did not sell any securities without registration under the Securities Act of 1933 during the year ended December 31, 2011.

Item 6. Selected Financial Information.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to help the reader understand our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto contained in “Item 8. Financial Statements and Supplementary Data” of this report.

As discussed in more detail at the beginning of this Annual Report, the following discussion contains forward-looking statements that involve risks, uncertainties, and assumptions such as statements of our plans, objectives, expectations, and intentions. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events.

Overview

Through our operating subsidiaries, Xalted Information, Alfa Sistemi and Adora, we provide advanced software solutions that enable companies and public organizations, including governments and law enforcement agencies, to capture, manage and analyze structured and unstructured data to enhance business and operational performance and address security threats. We have one business segment: telecom market solutions. The two principal markets that our software solutions address are the telecom market and the homeland security market. We include law enforcement as part of the homeland security market. Our current and past geographic focus is on India and Italy with a few customers in Southeast Asia. The Company is beginning to make in-roads into new countries in Africa and the Middle East.

Our software products are developed internally. In some cases we incorporate software licensed from Oracle Corporation, BMC Corporation or other third-party suppliers specified by our customers. Our software is licensed to our customers and is sometimes delivered with hardware products at the time of sale.

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

Our sales consist of licenses of software, as well as, in some cases, service fees for installation, commissioning, testing, training and/or ongoing technical support for our software modules. The terms of our licenses with our customers vary widely, but typically include progress payments based on delivery, installation and/or performance benchmarks, and a final payment after commissioning, testing and acceptance by the customer.

Our two new Italian operating subsidiaries are in similar markets to that of Kranem and offer good opportunities to expand the Company’s software products to their customer base. Additionally, they possess unique knowledge of the enterprise security space, which will help the Company to make inroads into that market space. The Company acquired a sales channel, customers and technical know-how with the acquisitions of Adora ICT and Alfa Sistemi Telemedia.

Our corporate headquarters are located in San Jose, California. We also have two operational centers in India. The telecom security operations group is located in Bangaluru, India. The homeland security operations are located in Mumbai, India. The Company’s sales offices are located in Delhi, India. We also have two operating subsidiaries in Rome, Italy.

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

Taxation

Kranem Corporation and Xalted Networks are subject to United States taxes. No provision for income taxes in the United States has been made as these companies have no material taxable net income in the United States.

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

Xalted Information has ongoing disputes with Indian income tax authorities relating to tax treatment of certain items. These mainly include disallowed expenses, tax treatment of certain expenses claimed by Xalted Information as deductions, and computation of, or eligibility for certain tax incentives or allowances. Xalted Information is contesting the Income Tax Officer’s order for the denial of Section 10A benefits claimed by it under the Indian Income Tax Act, 1961. The estimated contingency amounts to $224,949 as of December 31, 2011 and 2010, and $141,592 as on December 31, 2009. We believe Xalted Information has strong merits for this petition and hence we anticipate that it will not have the material adverse affect on Xalted Information’s results of operations, liquidity or financial position.

Results of Operations - Comparison of the Years Ended December 31, 2011 and 2010

We recorded net income of $1,317,861 and $1,999,371 for the years ended December 31, 2011 and 2010, respectively. On a basic and diluted per share basis, net income was $0.03 for the year December 31, 2011 compared to net income of $0.09 for the year ended December 31, 2010. We may incur net losses in future periods due to future spending and fluctuations in our business, and we may not achieve or maintain sustained profitability in the future.

Revenues

	For the Years Ended
	December 31,
	2011	2010
Revenue	$8,316,244	$7,922,315
Cost of Revenue	3,554,626	4,075,434
Gross Profit	4,761,617	3,846,881
Operating Expenses	3,288,014	1,967,079
Operating Income/(Loss)	1,473,603	1,879,802
Other Income/(Expense)	211,301	395,744
Income before Income Taxes	1,684,904	2,275,546
Income taxes	367,043	276,175
Income after taxes	1,317,861	1,999,371

Revenues. We generate revenues from sales of our integrated information security products and through the related after-sales services. Our revenues were $8,316,244 for the year ended December 31, 2011, compared to $7,922,315 for the year ended December 31, 2010. The increase in revenue was primarily due to the acquisition of two businesses and software intellectual property that provided the increase in revenue.

Cost of revenue. Our cost of revenue primarily consists of the purchase of third party software and deployment costs. Our cost of revenue was $3,554,626 for the year ended December 31, 2011, compared to $4,075,434 for the year ended December 31, 2010. Cost of revenue decreased $520,808 for the year ended December 31, 2011, compared to the year ended December 31, 2010. The decrease in cost of revenue was primarily due to lower installation and start-up costs associated with a couple of projects in 2011.

Gross profit and gross margin. Our gross profit is equal to the difference between our revenues and our cost of revenue. Our gross profit was $4,761,617 for the year ended December 31, 2011, compared to $3,846,881 for the year ended December 31, 2010. Our gross profit increased $914,736 for the year ended December 31, 2011, compared to the year ended December 31, 2010. The increase in the gross margin was directly attributable to an increase in revenue and a slight reduction in installation and start-up costs.

Selling and marketing expenses. Our selling and marketing expenses consist primarily of compensation and benefits to our sales and marketing staffs, business travels after-sale support, transportation costs and other sales related costs. Our selling and marketing expenses were $477,127 for the year ended December 31, 2011, compared to $418,451 for the year ended December 31, 2010. Our selling and marketing expenses increased by $58,676 for the year ended December 31, 2011, compared to the year ended December 31, 2010. The increase is attributable to the acquisition of two businesses in Italy.

General and administrative expenses. General and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operations. Our general and administrative expenses were $1,853,281 for the year ended December 31, 2011, compared to $545,648 for the year ended December 31, 2010. Our general and administrative expenses increased by $1,307,633 for the year ended December 31, 2011, compared to the year ended December 31, 2010. The increase in the general and administrative expenses is approximately 65% associated with the recapitalization that we completed on May 13, 2011.

Total other income (expenses). We had $211,301 in total other income in the year ended December 31, 2011, as compared to $395,744 in total other income in the year ended December 31, 2010.

Income before income taxes. Our income before income taxes decreased by $590,642 to $684,904 for the year ended December 31, 2011, from $2,275,546 for the year ended December 31, 2010. The decrease in income before income taxes is attributable to a combination of higher operating expenses and lower total other income during 2011.

Income tax expense. Income tax expense increased by $90,868 to $367,043 for the year ended December 31, 2011, from $276,175 for the year ended December 31, 2010. The increase in income tax expense was due primarily to the increase in the Company’s tax rate at its Indian subsidiary, Xalted Information. The increased tax rate was associated with the expiration of certain tax benefits in India.

Net income. As a result of the factors described above, net income decreased by $681,510 to $1,317,861 for the year ended December 31, 2011, from $1,999,371 for the year ended December 31, 2010.

Liquidity and Capital Resources

As of December 31, 2011, we had cash and cash equivalents of $420,011, compared to $545,374 as of December 31, 2010. In addition, we had other financial assets available for sale of $0 at December 31, 2011, compared to $172,538 at December 31, 2010. These other financial assets were comprised of shares of publicly traded mutual funds. We sold our entire investment in those funds prior to December 31, 2011. To date, we have financed our operations primarily through cash flows from operations, augmented by equity contributions by our stockholders. We do not anticipate the need to repatriate any material amounts of the cash, cash equivalents and financial assets to the United States, but to the extent amounts are repatriated, we would become subject to tax in the United States on such amounts.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow

	As of December 31,
	2011	2010
Net cash provided by (used in) operating activities	$369,921	(1,187,623)
Net cash provided by (used in) investing activities	(8,845,304)	1,189,878
Net cash provided by (used in) financing activities	8,144,637	-
Effect of exchange rate changes on cash balance	(192,355)	128,523
Net increase in cash and cash equivalents	(523,101)	130,778
Cash and cash equivalents at beginning of the period	1,069,932	397,987
Cash and cash equivalents at end of the period	420,011	545,374

Operating Activities

The Company had $2,791,073 and $2,728,869 of accounts receivable that had been outstanding for more than a year as on December 31, 2011 and December 31, 2010, respectively, out of which $216,284 and $216,284 was covered by the allowance for doubtful accounts as on December 31, 2011 and December 31, 2010, respectively. Our accounts receivable in India are entirely from customers which are either government agencies or sales to companies selling to government agencies or government-owned entities. The age of our receivables is not unusual in government-related commercial transactions in India, although it would be unusual in purely private situations. We do not anticipate the age of these receivables and this pattern in government contracting in India to have an adverse impact on our growth because we have taken these patterns into account in our forward planning.

Net cash generated from operating activities was $369,921 during the year ended December 31, 2011, as compared to net cash used in operating activities of $(1,187,623) during the year ended December 31, 2010. The increase in net cash generated by our operating activities was mainly due to the Company’s profitability in 2011.

Investing Activities

Net cash used in investing activities was $(8,845,304) during the year ended December 31, 2011, as compared to net cash provided by investing activities of $1,189,878 during the year ended December 31, 2010. The decrease in net cash provided by investing activities in 2011 is attributable in part to the recapitalization of the Company on May 13, 2011, but also the acquisition of two companies in Italy and intellectual property from the British Virgin Islands.

Financing Activities

Net cash provided by investing activities was $8,144,637 during the year ended December 31, 2011, as compared to $0 during the year ended December 31, 2010. The increase in net cash provided by financing activities in 2011 is attributable to an increase in capital contributions as a result of the recapitalization of the Company on May 13, 2011, the acquisition of two companies in Italy and the acquisition of intellectual property.

Loan Commitments

As of December 31, 2011, the Company does not have any loan commitments, except for a one-year convertible promissory amount in the principal amount of $400,000, held by Investco, a British Virgin Islands company, having a maturity date of June 29, 2012, a short-term promissory note to Xalted Holding in the remaining principal amount of $35,000, with a maturity date of October 16, 2012, a short-term convertible promissory note to Empire Capital Partners, L.P. in the principle amount of $250,000 with a maturity date of March 19, 2012, and promissory note to the shareholders of Alfa Sistemi Telemedia Srl. in the principle amount of $800,000 due upon the completion of a capital increase. There are two promissory notes due to the owners of Adora ICT Srl. in the principle amount of  approximately $500,000 each. The exact amount of the Adora promissory notes will not be known until full year’s audit of Adora’s 2011 financial performance is completed. Upon completion of the 2011 audit the first promissory note will be due and payable upon the completion of a capital raise. The second promissory note will not be due and paid until after the 2012 audit has been completed.

Acquisitions

On November 30, 2011, the Company completed the Acquisition of the Alfa Sistemi from its shareholders. The purchase price for the Acquisition was $1.0 million, and there are no adjustments to be applied to the purchase price. The transaction has been accounted for as a purchase and accordingly, the purchase price has been allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the change of control, November 1, 2011. Results of operations for the acquired companies have been reflected in the Company’s financial statements from the day that control was assumed by company, November 1, 2011.

On December 21, 2011, the Company completed the Acquisition of the Adora ICT from its shareholders. The purchase price for the Acquisition was approximately $2.0 million, reflecting a base purchase price of $2.0 million less an adjustment after the audit of the 2012 fiscal year is completed for a potential performance related adjustment. The transaction has been accounted for as a purchase and accordingly, the purchase price has been allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the change of control, November 1, 2011. Results of operations for the acquired companies have been reflected in the Company’s financial statements from the day that control was assumed by company, November 1, 2011.

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

Basis of preparation: The financial statements of Xalted are prepared in accordance with Generally Accepted Accounting Principles in the United States (“US GAAP”). The financial statements are presented in United States Dollars ($). The financial statements are prepared for the calendar year ended December 31, 2011 with comparatives for the previous calendar year December 31, 2010. The purpose of preparation of these financial statements is for submission to the parent company for consolidation purpose. For the two acquisitions in Italy, It will be the first time that their financial statements are prepared as per US GAAP, the balances of assets and liabilities as on November 1, 2011 have been reinstated to conform with the recognition and measurement principles of US GAAP.

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

Foreign Currency:

Currency risk is the risk that the fair value of future cash flows will fluctuate as a result of changes in foreign exchange rates. The reporting and functional currency of the Company is United States dollars (US$). Substantially all of the Company’s operations are in foreign jurisdictions and as a result, the Company is exposed to foreign currency exchange rate risk on some of its activities primarily on exchange fluctuations between the Indian Rupee (Rs) and the US$. We have reported this risk under the Risk Factor titled “Currency fluctuations among the Indian Rupee and the U.S. dollar could have a material adverse effect on our results of operations.” In the Statement of Stockholders’ Equity and Comprehensive Income, the Company reported positive results associated with the impact of foreign exchange between the Indian Rupee and the U.S. Dollar on the Company’s assets. In the fiscal year ending December 31, 2011 the Company had a negative currency impact of ($126,820) and in the fiscal year ending December 31, 2010 the Company had a positive currency impact of $16,609. In the Statement of Stockholders’ Equity and Comprehensive Income, the Company reported negative results associated with the impact of foreign exchange between the Euro and the U.S. Dollar on the Company’s assets.

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

The functional currency of our Indian subsidiary is the Indian Rupee (Rs) and that of our Italian subsidiaries is the Euro. In order to present our financial statements in United States Dollars ($), the results and financial position are translated as follows:

  Assets and liabilities except equity and retained earnings are translated at the closing exchange rate at the date of the Balance Sheet.

  Income and expenditure for each income statement are translated at quarterly average exchange rate during each period.

  Equities are translated at the rate of date of acquisition. The retained earnings are also translated at the date of acquisition, which is not expected to have any material variance.

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

Cash and cash equivalents: Xalted considers investments in highly liquid instruments that are purchased with remaining maturities, of three months or less to be cash equivalents. Cash and claims to cash that are restricted as to withdrawal or use in the ordinary course of business is classified separately under other current and non-current assets.

Fair value of financial instruments: Effective April 1, 2009, Xalted adopted SFAS No. 157 (ASC No 820) limited to financial assets and liabilities, which primarily relate to Xalted’s investments. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable and consists of the following three levels:

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

Accounts Receivable: Accounts receivable represent trade receivables, net of allowance for doubtful accounts. The allowance for doubtful accounts represents the Company’s best estimate of receivables that are doubtful of recovery based on a specific identification basis. The Company currently has $2,791,073 and $2,728,869 of accounts receivable that have been outstanding for more than a year as on December 31, 2011 and 2010, respectively, out of which $216,284 and $216,284 are covered by the allowance for doubtful accounts as on December 31, 2011 and 2010.

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

Intangible Assets: Xalted amortizes intangible assets over their estimated useful life on a straight-line basis unless such life is deemed indefinite. The intangible asset of the Company comprises of internal use software. Software product development costs are expensed as incurred unless technical and commercial feasibility of the project is demonstrated, future economic benefits are probable, we have the intention and ability to complete and use or sell the software and the costs can be measured reliably. The costs which can be capitalized include the cost of material, direct labor, overhead costs that are directly attributable to preparing the asset for its intended use. Research and development costs and software development costs incurred under contractual arrangements with customers are accounted as cost of sales. During 2011 and 2010, software amounts capitalized on account of internal use were $1,511,109 and $20,104, respectively. Amortization of internal use software begins when the software is placed in use and continues on the straight-line method generally over a life of either five or seven years.

Amortizable intangible assets are amortized over their estimated useful lives in proportion to the economic benefits consumed in each period. The estimated useful life of the Intangible assets is 7 years.

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

Borrowing Cost: Borrowing costs directly attributable to the acquisition of qualifying asset are capitalized as part of the cost of the asset until the asset is put to use,. Other borrowing costs are recognized as an expense in the period in which they are incurred.

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

  Gratuity plan: In addition to the above benefits, Xalted provides for a gratuity obligation, a defined benefit retirement plan (the “Gratuity Plan”) covering all its employees in India. The Gratuity Plan provides a lump sum payment to vested employees at retirement or termination of employment based on the respective employee’s salary, and the years of employment with Xalted. Xalted provides for the Gratuity Plan on the basis of actuarial valuation. Xalted makes yearly contributions under the gratuity plan administered and managed by the Life Insurance Corporation of India, or LIC. Gratuity payable is recognized in the Balance Sheet. Gratuity payable is measured as the difference between the fair value of plan assets with LIC and the projected benefit obligation at December 31, the measurement date. (Gains)/losses arise as a result of differences between actual experience and assumptions or as a result of changes in actuarial assumptions. These are recognized as and when they arise. Net periodic gratuity cost is recorded in the Statement of Income and includes service cost, interest cost, and return on plan assets. Actuarial gains/losses are recognized in Other Comprehensive Income statement.

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

Recent Accounting Standards and Pronouncements

Refer to Note B of Notes to Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8. Financial Statements

The full text of our audited consolidated financial statements as of December 31, 2011 and 2010 begins on page F-1 of this Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no disagreements regarding accounting and financial disclosure matters with our independent certified public accountants.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Ajay Batheja, and Chief Financial Officer, Edward Miller, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based upon this evaluation, Mr. Batheja and Mr. Miller determined that, as of September 30, 2011, our disclosure controls and procedures were not effective due to a material weakness, as defined in Public Company Accounting Oversight Board Standard No. 5, in our internal control over financial reporting. This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews.

(b) Management’s annual report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Exchange Act defines internal control over financial reporting as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Our internal control over financial reporting was not effective as a result of the following identified material weakness:

  The Company maintains inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

(c) Changes in internal control over financial reporting

During the fourth quarter of 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors; Executive Officers and Corporate Governance

The following sets forth information about our directors and executive officers as of the date of this report:

NAME	AGE	POSITION
Ajay Batheja	56	Chairman, Chief Executive Officer and President (1)
Christopher L. Rasmussen	65	Secretary and General Counsel (2)
Edward Miller	60	Treasurer, Assistant Secretary, and Chief Financial Officer (3)
V.R. Ranganath	57	Director (4)
Luigi Caramico	46	Director; V.P., Corporate Strategy (4)

(1)	Became our Chief Executive Officer and a director upon our acquisition of Xalted Networks on May 13, 2011.

(2)	Became our Secretary on June 6, 2011.

(3)	Became an officer upon our acquisition of Xalted Networks on May 13, 2011; resigned as Secretary and became Assistant Secretary on June 6, 2011.

(4)	Became a director on June 4, 2011, the 10th day following our mailing of our Information Statement to our stockholders.

Ajay Batheja. Mr. Batheja became our Chairman, Chief Executive Officer and President upon closing of the acquisition of Xalted Networks on May 13, 2011 and has been the Chief Executive Officer of Xalted Information since 2003. He has over three decades of extensive international experience in sales & marketing, operations management and partnership development; within the telecommunications and software sector. Mr. Batheja holds an MBA Degree from Pepperdine University and an MSEE Degree in Electrical Engineering from the Clemson University.

As one of our founders and a technologist, Mr. Batheja has comprehensive expertise and knowledge regarding our software solutions and technology, as well as insight into our anticipated future technological needs and industry needs.

Edward Miller. Mr. Miller became our Treasurer, Secretary, and Chief Financial Officer upon the completion of our acquisition of Xalted Networks on May 13, 2011. He resigned as Secretary and became our Assistant Secretary on June 6, 2011. Mr. Miller has over 30 years of experience in both financial and operational management. Between June 2010 and May, 2011, he was working as a management consultant to Analect Consulting. He was the CFO for INVENX, Inc., an equipment manufacturing company, between April 2009 and June 2010. He was the Controller for SemIndia USA, Inc. , a start-up semiconductor manufacturing company, from April 2006 to March 2009. Mr. Miller holds a Bachelors Degree from Ohio University in Finance.

Mr. Miller possesses particular knowledge and operational experience across several industries as well as broad experience in financial markets, which provides a diversity of experience.

Christopher L. Rasmussen. Mr. Rasmussen became our Secretary and General Counsel on June 6, 2011. Mr. Rasmussen has over 38 years of experience as a lawyer specializing in telecommunications, corporate, marketing and sales. He has been in private practice for the last 12 years acting as general counsel for a number of privately held companies. Before that he was an in-house counsel for Pacific Telesis Group and SBC for 25 years. He holds a Bachelors Degree in Political Science from Stanford University and a JD from Santa Clara University.

Luigi Caramico. Mr. Caramico became our Vice President Corporate Strategy upon closing of the acquisition of Xalted Networks on May 13, 2011. Mr. Caramico became a member of our board of directors on June 4, 2011. Mr. Caramico, prior to joining Kranem, was the Chief Executive Officer and Director with the Klaustech Group, a software company focused on applications for the internet, between December 2008 and May 2011. He was the president of Intelligentias Inc., a software company, from February 2006 to November 2008. Mr. Caramico has served as a board member on four different companies, of which Intelligentias Inc., is a public company. Mr. Caramico is a graduate of the University of Rome and holds a degree in computer science.

As one of our founders and a technologist, Mr. Caramico has comprehensive expertise and knowledge regarding our software solutions and technology, as well as insight into our anticipated future technological needs and industry needs.

V.R. Ranganath. Mr. Ranganath became a member of our board of directors on June 4, 2011. He has been a member of the board of directors of Xalted Information since 2000. Mr. Ranganath was the founder and has been the president of Alliance Venture Management., a venture capital company specializing in technology investments, since August 1997. He has extensive experience in product management and marketing in the multinational marketplace from his prior management positions with Sun Microsystems, AMD, Micro Linear, and Integrated Device Technology. Mr. Ranganath holds a BSEE from Bengaluru University in India and a MSEE from Utah State University.

Mr. Ranganath’s experience as a technology-focused investor, which gives him in-depth knowledge of, and exposure to, current technology and industry trends and developments, provides us with valuable insight into our industry and target markets.

Directors are elected until their successors are duly elected and qualified.

Except as noted above, there are no other agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Significant Employees

In addition to the foregoing named officers and directors, the following employees are also key to our business and operations:

NAME	AGE	POSITION
B.N Ramakrishnan	50	Chief Financial Officer, Xalted Information
G. Venkateswarlu	45	Director, Engineering, Xalted Information
Deepak Nandwani	38	Director, Program Management, Xalted Information
Hrishikesh Kulkami	35	Principal Architect, Xalted Information
Alessandro D’Alesio	50	CEO, Alfa Sistemi Telemedia
Massimo Santangelo	51	CEO, Adora ICT Srl.

B.N. Ramakrishnan. Mr. Ramakrishnan became our Vice President Controller upon closing of the acquisition of Xalted Networks on May 12, 2011 and is the Chief Financial Officer of Xalted Information since 2005. Prior to joining Xalted, Mr. Ramakrishnan was CFO & Company Secretary and as Vice President & Company Secretary in several companies including Unisys, Monsanto and the Garden Vareli Group. He holds a Masters Degree and a Bachelors Degree in Law and Accounting.

G. Venkateswarhu. Mr. Venkateswarhu has served as Director of Engineering of Xalted Information since 1999. Mr. Venkateswarhu has over 15 years in the field of Software Development Delivery & Project Management in the telecom industry. He is responsible for streamlining the development schedule and processes in Xalted while also managing the software development and QA teams. He holds a ALCCS degree, which is equivalent to M.Tech (CS) from IETE, New Delhi.

Deepak Nandwani. Mr. Nandwani has served as Director, Program Management Office for Xalted Information since February 2010. Mr. Nandwani has over 17 years of experience in managing and delivering software system, integration projects, implementation of OSS/BSS, applications and analytics in the telecom industry. At Xalted information, Mr. Nandwani is responsible for developing and leading a strategically oriented Program Management Office with the objective of prioritizing and optimizing the resulting value from the program, consistent with the strategy of the organization. Between February 2009 and February 2010, Mr. Nandwani was the Program Delivery Manager for Soma Networks, a systems integration company. His responsibilities were delivery of business requirements and leading efforts to ensure smooth delivery management operations of OSS/BSS implementation framework. Between July 2003 and February 2009, he was the Project Manager with Satyam Computer Services Ltd. His responsibilities were to manage software system development and integration projects through all phases of project life cycle, implementation, and managed post-production support. He holds a Graduate degree from Delhi University, Professional Diploma in Software Technology and Systems Management from NIIT and Certificate in Program on Leading and Managing from IIM Calcutta.

Hrisikesh Kulkarni. Mr. Kulkarni has served as Principal Architect for Xalted Information and oversees the Technology Office Activities at Xalted Information since November, 2003. Mr. Kulkarni was the Senior Systems Engineer at Incoda Corporation between January, 2003 and October, 2003 and held the same designation at Software Elements Pvt Ltd until December 2002. His responsibilities were leading multi-disciplinary and transnational teams for conception, development and implementation of ICT products and solutions across domains, while focusing on delivering exceptional value to end customers. He has also been responsible for product and process innovation initiatives. He holds a degree in Electronics Engineering from Mumbai University, Post Graduate Diplomas in Advanced Computing from CDAC, Embedded Systems from Department of Atomic Energy and certificates in Bio-Informatics from IIT Mumbai.

Alessandro D’Alesio. Mr. D’Alesio became our CEO upon closing of the acquisition of Alfa Sistemi Telemedia Srl. on November 30, 2011. Mr. D’Alesio had been the CEO and Founder of Alfa Sistemi Telemedia Srl. since its inception in 1989. He holds an Associates Degree in Computer Science.

Massimo Santangelo. Mr. Santangelo became our CEO upon closing of the acquisition of Adora ICT Srl. on December 21, 2011. Mr. Santangelo had been the CEO and Founder of Adora ICT Srl. since its inception in 2005. Prior to starting Adora, Mr. Santangelo was the Director of Government Sales with Sistemi Informatica Spa (a subsidiary of IBM) from 1992 to 2005. He holds an Associates Degree in Computer Science.

Family Relationships

There are no family relationships among our directors and executive officers.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

  been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

  had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

  been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

  been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

  been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

  been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC by and written representations of our directors and executive offers, we believe that our directors and executive offers filed the required reports on time during 2011.

Code of Ethics

To date, we have not adopted a Code of Ethics as described in Item 406 of Regulation S-K. However, we intend to adopt a code of ethics in the future.

Audit Committee and Audit Committee Financial Expert

We do not have an audit committee or an audit committee financial expert serving on the audit committee. Our entire board of directors currently is responsible for the functions that would otherwise be handled by an audit committee. However, we intend to establish an audit committee of the board of directors in the future. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

Item 11. Executive Compensation

Summary Compensation Table — Fiscal Years Ended December 31, 2011 and 2010

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. None of our executive officers received total annual salary and bonus compensation in excess of $100,000.

				Stock	Option	All Other
	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
Ajay Batheja,	2011	129,000					129,000
Chief Executive Officer and	2010	39,000	-	-	-	-	39,000
President (1)
Stephen K. Smith,	2011	-	-	-	-	-	-
former President (2)	2010	-	-	-	-	-	-

(1)

On May 13, 2011, in connection with our acquisition of Xalted Networks, Mr. Ajay Batheja became our Chairman, Chief Executive Officer and President. Mr. Batheja is also a consultant of Xalted Information. The annual, long term and other compensation shown in this table include the amounts Mr. Batheja received from both companies. Mr. Batheja did not receive a bonus because the mandatory bonus payment under the Indian law is not applicable to employees or consultants whose monthly compensation exceeds the maximum monthly cap of Rs.10,000 for such mandatory payment. Of Mr. Batheja’s total compensation in 2011, $82,500 was accrued but not paid or received by Mr. Batheja in 2011.

(2)	Stephen K. Smith resigned from all offices he held with us upon the closing of the acquisition of Xalted Networks on May 13, 2011.

Summary of Employment Agreements and Material Terms

Ajay Batheja, our Chairman, Chief Executive Officer and President has executed a Consulting Agreement, effective on October 1, 2005, with Xalted Information, which was amended effective August 1, 2006. Pursuant to the consulting agreement (as amended), the agreement is effective for 5 years. Mr. Batheja is entitled to Rs. 1,50,000 per month (Rupees One Lac & Fifty Thousand) for his consulting services, payable monthly. The scope of Mr. Batheja’s services is management control and operation services. Xalted Information may terminate the agreement for Mr. Batheja’s breach of the agreement upon 30-day notice, or without cause upon 60-day prior written notice. Both parties may terminate the agreement by mutual agreement with 30-day notice.

Other than the salary and necessary social benefits required by the government, which are defined in our standard employment agreement, we currently do not provide other benefits to our officers at this time.

Outstanding Equity Awards at Fiscal Year End

No unexercised options or warrants were held by any of our named executive officers at December 31, 2011. No equity awards were made to any of our named executive officers during the fiscal year ended December 31, 2011.

Compensation of Directors

No member of our board of directors received any compensation for his services as a director during the fiscal year ended December 31, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholders

The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2012, the closing of the acquisition of Xalted Networks (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers who are our named executive officers and directors; and (iii) by such officers and directors as a group. Unless otherwise specified, the address of each of the directors and officers set forth below is in care of the Company at the address on the front page of this filing.

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Named Executive Officers, Directors and Nominees for Director
Ajay Batheja(3)	Chairman, Chief Executive Officer and President	Common Stock	[*]	[*]
Christopher L. Rasmussen	Secretary and General Counsel	Common Stock	[*]	[*]
Edward Miller	Treasurer, Assistant Secretary, and Chief Financial Officer	Common Stock	[*]	[*]
V.R. Ranganath(3)	Director	Common Stock	[*]	[*]
Luigi Caramico(3)	Director; V.P., Corporate Strategy	Common Stock	[*]	[*]
All officers and directors as a group (5 persons named above)		Common Stock	[*]	[*]
5% Security Holders
Xalted Holding Corporation(3)		Common Stock	11,318,125	29.2%
Investco		Common Stock	6,648,125	16.7%
Fecund Investments S.A.		Common Stock	5,235,400	13.1%
Extant Investments Ltd.		Common Stock	5,235,395	13.1%
Empire Capital Partners, LP (5)		Common Stock	2,991,655	7.5%

* Represents less than 1% of our Common Stock

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table above have sole voting and investment power with respect to all shares of Common Stock that they beneficially own, subject to applicable community property laws.

(2)

A total of 6,648,125 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d- 3(d)(1) as of March 31, 2012. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)

According to the Schedule 13D filed on June 29, 2011 by Xalted Holding Corporation, voting and investment authority with regard to the shares held by Xalted Holding Corporation are held by its board of directors, currently comprised of Ajay Batheja, Luigi Caramico and VR Ranganath. The foregoing directors of Xalted Holding Corporation may be considered as sharing voting and dispositive powers over the shares held by Xalted Holding Corporation. The address of the principal place of business of Xalted Holding Corporation is 560 S. Winchester Blvd., Suite 500, CA 95128.

(4)

Voting and investment authority with regard to the shares held by Imprenord ME is held by Jeetendra Chauhan, the Treasurer of Imprenord ME. The address of the principal place of business of Imprenord ME is LOB 15-117, PO Box 17870, Jebel Ali Free Zone, Dubai, UAE.

(5)

According to the Schedule 13G filed on July 1, 2011 by the Empire Affiliates (defined below), voting and investment authority with regard to the shares held by Empire Capital Partners, LP may be considered to be held by (1) Empire Capital Partners, LP (“Empire Capital”) and its affiliates, including: Empire GP, LLC (“Empire GP”), a Delaware limited liability company, which serves as the General Partner to Empire Capital and Empire Capital Management, LLC (“Empire LLC”), a Delaware limited liability company, which serves as Investment Manager to Empire Capital as retained by Empire GP . Scott A. Fine (“Mr. Fine”) and Peter J. Richards (“Mr. Richards”; collectively with Empire Capital, Empire GP, Empire LLC and Mr. Fine, the “Empire Affiliates”) are the only Managing Members of Empire LLC and the only Managing Partners of Empire GP. As such, Mr. Fine and Mr. Richards may be considered as the persons having the voting and dispositive powers over the other Empire Affiliates, and thus, the shares held by Empire Capital. In addition, Mr. Richards also directly own 1,495,830 shares of our Common Stock, accounting for 4.5% of our Common Stock. Mr. Fine and Mr. Richards disclaim beneficial ownership of the shares of Common Stock reflected in this filing, except with respect to any respective pecuniary interest in such securities pursuant to Section 13 of the Act. The address of the principal place of business of Empire Capital and the Empire Affiliates is 1 Gorham Island, Suite 201, Westport, CT 06880.

Changes in Control

We are aware of no arrangements which if consummated may result in a change of control of our Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions With Related Persons

None.

Procedures for Approval of Related Party Transactions

Currently, any related party transaction is submitted to our board of directors and are approved by a disinterested majority of our board of directors.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the rules of the Nasdaq Stock Market.

Item 14. Principal Accountant Fees and Services

The following are the fees billed to us by Bokar & Muzumdar, A.P. Sanzgiri & Co., T. R. Chadha & Co., and De Joya Griffith & Company LLC. during fiscal years ended December 31, 2011 and 2010:

	2011	2010
Audit Fees	$39,341	$0
Audit Related Fees	25,712	4,155
Tax Fees	1,527	4,482
All Other Fees
Total	$66,580	$8,637

Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were provided in connection with our statutory and regulatory filings or engagements.

Audit Related Fees consist of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and were not otherwise included in Audit Fees.

Tax Fees consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such Tax Fees were fees for preparation of our tax returns and consultancy and advice on other tax planning matters.

All Other Fees consist of the aggregate fees billed for products and services provided by our independent registered accounting firm and not otherwise included in Audit Fees, Audit Related Fees or Tax Fees. Included in such Other Fees were fees for services rendered in connection with our private and public offerings conducted during such periods.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following exhibits are filed with this report, except those indicated as having previously been filed with the Securities and Exchange Commission and are incorporated by reference to another report, registration statement or form. As to any shareholder of record requesting a copy of this report, we will furnish any exhibit indicated in the list below as filed with this report upon payment to us of our expenses in furnishing the information.

Exhibit
Number	Description
2.1	Share Exchange Agreement, dated May 12, 2011, among the Company, Xalted Networks, Inc. and Xalted Holding Corporation [incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 16, 2011]
3.1	Articles of Incorporation of the Company [incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed on December 8, 2004]
3.2	Bylaws of the Company [incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 filed on December 8, 2004]
3.3	Certificate of Designation, as filed with the Secretary of State of the State of Colorado, November 21, 2011 [incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 22, 2011]
10.1	Assignment of Note Agreement, dated May 13, 2011, among the Company, Xalted Holding Corporation, Imprenord, ME, Empire Capital Partners, L.P., and Peter Richards [incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 16, 2011]
10.2	Extension of Assignment of Note Agreement between Xalted Holding Corporation, Imprenord ME, Empire Capital Partners, LP, and Peter J. Richards, effective May 6, 2011 [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on January 12, 2012]
10.3	Consulting Agreement, effective on October 1, 2005, between Xalted Information Systems Pvt. Ltd. and Ajay Batheja [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed on January 12, 2012]
10.4	Share Exchange and Restricted Stock Purchase Agreement between Xalted Networks, Inc., Xalted Information Systems, Pvt., Ltd., Mr. Manikonda and Mr. Kondamoori, dated as of October 1, 2004 [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A filed on January 12, 2012]
10.5	Amendment to Exchange Agreement and Option to Purchase and Right to Distributions Agreement between Xalted Networks, Inc., Mr. Manikonda and Mr. Kondamoori, effective on February 15, 2006 [incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K/A filed on January 12, 2012]
10.6	Stock Purchase Agreement between Xalted Information Systems, Pvt., Ltd., Pratap Kondamoori and Raj Manikonda, dated February 15, 2006 [incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K/A filed on January 12, 2012]
10.7	Transfer Agreement between Xalted Holding Corporation, Xalted Networks, Inc., and Xalted Information Systems, Pvt., Ltd., dated as of March 16, 2011 [incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K/A filed on January 12, 2012]
10.8	Renewal Amendment No.3 to the Agreement between Xalted Networks, Inc. and Satyam Computer Services Ltd. dated September 15, 2004, effective on May 1, 2010 [incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K/A filed on January 12, 2012]
10.9	Asset Purchase Agreement, dated June 30, 2011, between Investco, a British Virgin Islands company, and Kranem Corporation, a Colorado corporation [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2011]
10.10	Convertible Promissory Note issued by Kranem Corporation, dated June 30, 2011, held by Investco, in the principal amount of $400,000 [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 7, 2011]

10.11	Kranem Corporation Stock Incentive Plan [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 5, 2011]
10.12	Common to Preferred Stock Exchange Agreement, dated November 21, 2011, between Kranem Corporation, a Colorado corporation, and certain Investors stated therein [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 22, 2011]
10.13	Stock Purchase Agreement (Redacted), dated November 30, 2011, between Kranem Corporation, a Colorado corporation, Alfa Sistemi, an Italian corporation, Mr. D’Alesio, the CEO of Alfa Sistemi, and the Sellers of Alfa Sistemi [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2011]
10.14	Stock Purchase Agreement (Redacted) between Kranem Corporation, a Colorado corporation, Adora, an Italian corporation, Mr. Santangelo, the CEO of Adora, and the equity holders of Adora [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2011]
14.1	Code of Ethics . NONE
31.1*	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification — Principal Accounting Officer.
32*	Section 1350 Certifications.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

* Filed herewith

AUDITED FINANCIAL STATEMENTS

KRANEM CORPORATION

December 31, 2011 and 2010

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Kranem Corporation

We have audited the accompanying consolidated balance sheets of Kranem Corporation (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Kranem Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over the financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kranem Corporation as of December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

De Joya Griffith & Company, LLC
/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
May 16, 2012

Kranem Corporation
Consolidated Balance Sheets (Audited)

	31-Dec-11	31-Dec-10
	US $	US $
ASSETS
Current Assets:
Cash and cash equivalents	420,011	545,374
Available for sale financial assets	-	172,538
Financial assets	877,862	455,856
Accounts receivable, net of allowance for doubtful debts	9,595,288	5,422,723
Accounts receivable - related parties	2,267,585	-
Inventories	207,345	145,023
Deferred tax assets, net	70,168	123,839
Current tax assets net of provision for income tax	-	306,570
Prepaid expenses and other current assets	260,473	176,712
Total Current Assets	13,698,732	7,348,635
Non-Current Assets:
Property, plant and equipment, net	375,384	1,001,511
Intangible assets, net	4,375,550	47,730
Financial assets	579,124	81,925
Deferred tax assets, net	16,024	3,202
Other non-current assets	116,624	173,071
Total Non-Current Assets	5,462,706	1,307,439
TOTAL ASSETS	19,161,438	8,656,074

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts payable	5,286,385	1,473,734
Accounts payable - related parties	1,228,646	1,078,831
Deferred revenues	-	88,215
Short-term note	3,062,914	-
Short-term loan - related parties	382,939	502,666
Accrued payroll	370,979	-
Current tax liability, net of tax assets	78,042	-
Other current liabilities	863,007	411,034
Total Current Liabilities	11,272,912	3,554,480
Non-Current Liabilities:
Long-term debt
Defined benefit obligation	121,867	-
Other non-current liabilities - related parties	16,144	-
Long- term provisions	220,538	83,823
Total non-current liabilities	358,549	83,823
STOCKHOLDERS’ EQUITY
Preferred Stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, no par value, 50,000,000 shares authorized, 39,888,750 and 26,592,500 shares issued and outstanding as of December 31, 2011 and 2010, respectively	1,583,112	472,004
Additional paid-in-capital	126,350	-
Stock payable	1,300,000
Retained earnings	5,567,598	4,249,737
Accumulated Other Comprehensive Income	(1,048,083)	296,030
Total Stockholders’ Equity	7,529,977	5,017,771
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	19,161,438	8,656,074

KRANEM CORPORATION
Consolidated Statements of Operations (Audited) for the Years ended December 31

	2011	2010
	US $	US $
REVENUES
Revenue	8,316,244	7,922,315
COST OF REVENUES	3,554,627	4,075,434
GROSS PROFIT	4,761,617	3,846,881
OPERATING EXPENSES
Research & Development	957,606	1,002,980
Selling and Marketing	477,127	418,451
General and Administrative Expenses	1,853,281	545,648
Total Operating Expenses	3,288,014	1,967,079
OPERATING INCOME	1,473,603	1,879,802
Finance Costs	(119,205)	(20,634)
Non Operating Income	330,506	416,378
Income before Income Taxes	1,684,904	2,275,546
Tax Expenses	367,043	276,175
Net Income	1,317,861	1,999,371
Earnings per Equity share
Basic	0.04	0.08
Diluted	0.04	0.08
Weighted average number of equity shares used in computing earnings per equity share
Basic	34,169,541	26,592,500
Diluted	37,135,690	26,592,500

	31-Dec-11	31-Dec-10
	US $	US $
Other Comprehensive Income (Loss)
Net Income	1,317,861	1,999,371
Actuarial Gains and Losses on Employee benefits	-	-
Less: Tax effect	22,621	2,297
Foreign Currency Translation Reserve	(1,365,734)	163,933
Total Comprehensive Income	25,252	2,165,601

Kranem Corporation
Statement of Cash Flows (Audited)

	For the Years Ended
	Consolidated	Consolidated
	31-Dec-11	31-Dec-10
	US $	US $
Cash flows from Operating Activites:
Net Income	1,317,858	1,999,371
Adjustments:
Depreciation and amortization	311,837	153,818
Loss/(Profit) on sale of Property, Plant and Equipment	10,389	2,110
Stock-Based Compensation Expense, Net	322,554	299,446
Provision for Taxation	-	-
Dividend Income	-	(5,082)
Deferred Taxes	23,596	(23,270)
Currency Translation Reserve	-	-
Fair value Adjustments	(62,367)	40,656
Others , net	-	-
Interest (Accrual) / Reversal on Fixed Deposits	(2,829)	1,307
Provision for Gratuity and Leave Encashment	24,885	32,832
Amortization of Prepaid Rent	23,821	9,025
Provision of Warranty Expenses	-	-

Changes in Asset / Liabilities
(Increase)/Decrease in other Non-current Assets	33,215	265,520
(Increase)/Decrease in Inventories	275,801	2,169,438
(Increase)/Decrease in Trade Receivables	(4,405,833)	4,155,948
Increase/(Decrease) in Tax Assets	(7,720)	(198,702)
(Increase)/Decrease in Financial Assets	24,128	(83,587)

(Increase)/Decrease in Prepaid & other current Assets	411,506	3,840,519
Increase/(Decrease) in Long term Provisions	12,551	(14,404)
Increase/(Decrease) in Trade Payable	409,373	(12,448,340)
Increase/(Decrease) in Deferred Revenues	(74,205)	(832,539)
Increase/(Decrease) in Short Term Loans	(166,987)	(476,559)
Increase/(Decrease) in Stock Payable	1,381,667	-
Increase/(Decrease) in Current Tax Liabilities	-	-
Increase/(Decrease) in Other Non Current Liabilities	506,681	10,402
Net Cash from Operating Activities	369,921	(1,102,091)

Cash flows from Investing Activites:
Dividend Income	-	-
Investments in Fixed Deposits placed with Banks	-	(235,974)
Withdrawal of Fixed Deposits placed with Banks	657	1,639,720
Investment in Mutual Fund Units	(919,583)	(1,283,196)
Redemption of Mutual Fund Units	1,064,978	1,115,822
Proceeds from Sale of Fixed Assets	84,579	2,008
Expenditure on property, plant and equipment	(20,382)	(48,502)
Acquisition of Assets	(9,055,553)	-
Net Cash from Investing Activities	(8,845,304)	1,189,878

Cash flows from Financing Activites:
Donated Capital	-	-
Increase/(Decrease) in Short Term Loans	2,687,698	-
Increase/(Decrease) in Due to Related Party	25,564	-
Issuance of Common Shares	5,431,375	-
Net Cash from Financing Activities	8,144,637	-

Translation Effect of Exchange Rate	(192,355)	42,990

Net Increase / (decrease) in cash and cash equivalents during the period	(523,101)	130,777

Cash and cash equivalents at the beginning of the period	545,374	397,987
Effect of exchange rate changes on cash and cash equivalents	(126,820)	16,609
Cash and Cash Equivalents at the end of the period	420,011	545,373

KRANEM CORPORATION
STATEMENT OF STOCKHOLDER’S EQUITY
(AUDITED)

	Preferred Stock		Common Stock					Accumulated
					Additional			Other	Total
					Paid-	Stock	Retained	Comprehensive	Stockholder’s
	Shares	Amount	Shares	Amount	in Capital	Payable	Earnings	Income	Equity

Balance, December 31, 2009	-	$-	26,592,500	$472,004	$-	$-	$2,250,366	$129,800	$2,852,170

Foreign currency translation reserve								163,933	-
Actuarial gains and losses on employee benefits								2,297	-
Net Loss	-	-	-	-	-	-	1,999,371		1,999,371

Balance, December 31, 2010	-	-	26,592,500	472,004	-	-	4,249,737	296,030	5,017,771

May 2011

Net share issued under recapitalization	-	-	6,648,125	-	-	-	-	-	-

June 2011
Acquisition of IP $0.835656 per share
no par value per share.	-	-	6,648,125	1,111,108	-	-	-	-	1,111,108
September-11
Issuance of options to employees	-	-	-	-	28,350	-	-	-	28,350
October-11
Issuance of warrants	-	-	-	-	98,000	-	-	-	98,000

November 2011
Acquisition of Alfa Sistemi and Adora $1.00 per share
no par value per share.	-	-	-	-	-	1,300,000	-	-	1,300,000

Foreign currency translation reserve								22,621
Actuarial gains and losses on employee benefits								(1,365,734)
Net Profit/(Loss)	-	-	-	-	-	-	1,317,861		1,317,861

Balance, December 31, 2011	-	$-	39,888,750	$1,583,112	$126,350	$1,300,000	$5,567,598	$(1,047,083)	$7,529,977

KRANEM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Audited)

Note 1 – Basis of presentation

The financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by Kranem Corporation (the “Company”), with audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

KRANEM CORPORATION	Page F-7

As consideration for the Transferred Assets, we issued to Investco 6,648,125 shares of our common stock, representing 20% of our then-issued and outstanding capital stock, and a one-year convertible promissory note, or the Note, in the principal amount of $400,000. The Note bears simple interest at the annual rate of five percent and is due and payable, together with accrued interest, on June 29, 2012 or earlier in the event of our insolvency or bankruptcy. The Note may be prepaid at any time without penalty. The Note is convertible at the option of the Note holder, in whole but not in part, into shares of our common stock, at the per share price paid by, and on the same terms and conditions extended to, the investors in our next round of financing. The shares and the Note were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. We relied on these exemptions from registration based in part on representations made by Investco. The securities issuable upon conversion of the Note have not been registered under the Securities Act. The shares of common stock, the Note and the securities issuable upon any conversion of the Note, may not be offered or sold absent registration or an applicable exemption from registration requirements.

For more information on this transaction, please see our current report on Form 8-K filed with the SEC on July 7, 2011, which is incorporated herein by reference.

Acquisition of Alfa Sistemi and Adora

On November 30, 2011, we entered into a Stock Purchase Agreement, or the Alfa Sistemi Purchase Agreement, and consummated the transactions set forth in the Alfa Sistemi Purchase Agreement, to acquire 100% ownership of Alfa Sistemi Telemedia Srl, an Italian company, or Alfa Sistemi, from Mr. Aldo Greco and Ms. Mario Fausto Greco, the existing stockholders of Alfa Sistemi for (a) $800,000 in cash, payable on the later of (i) 6 months from the effective date of the Alfa Sistemi Purchase Agreement or (ii) the date of the Company’s equity next financing and (b) 200,000 shares of common stock to be issued as soon as possible. Alfa Sistemi provides telecommunications equipment and services to various customers in Italy.

For more information on this transaction, please see our current report on Form 8-K filed with the SEC on December 6, 2011, which is incorporated herein by reference.

On December 21, 2011, we entered into a Stock Purchase Agreement, or the Adora Purchase Agreement, to acquire 100% ownership of Adora ICT Srl, or Adora, an Italian company, from E-Company Srl and Ms. Cristina Carra, the existing stockholders of Adora. The Adora Purchase Agreement was fully executed by the parties on December 21, 2011 and the acquisition completed, with agreed-upon effect as from November 1, 2011. Adora provides telecommunications equipment and services to various customers in Italy. The aggregate consideration, which we estimate to be no more than $2,500,000, is contingent on the 2011 audited revenues of Adora and comprises 50% in cash and 50% in shares of common stock, payable by installments upon the delivery of Adora’s 2011 and 2012 audited financials, respectively. The stock consideration is calculated using the closing market price of our stock on the effective date of the Adora Purchase Agreement.

For more information on this transaction, please see our current report on Form 8-K filed with the SEC on December.27, 2011, which is incorporated herein by reference.

A. Description of business

Kranem Corporation (hereinafter refer to as “Kranem”, “We” or “the company”) was incorporated on April 18, 2002 in Colorado. The company previously offered high-quality office and office supply products to businesses, educational institutions, government agencies and individuals through our website, www.learningwire.com. We operated our business under our “Learningwire” trade name, which is registered with the Colorado Secretary of State. However, we ceased our online operations in January 2006 and from that time until the acquisition of Xalted Networks, we did not engage in any active operations, other than our search for a privately owned corporation to merge with or acquire. Xalted Networks Inc through its subsidiary Xalted Information Systems Pvt. Ltd. (hereinafter referred to as “Xalted”) provides advanced software solutions that enable companies and public organizations, including governments and law enforcement agencies, to capture, manage and analyze structured and unstructured data to enhance business and operational performance and address security threats. The two principal markets that our software solutions address are the telecom security market and the homeland security market. Xalted includes law enforcement as part of the homeland security market. Our current and past geographic focus is on India and the surrounding countries in Asia, Africa, and the Middle East.

Our software products are developed internally. In some cases we incorporate software licensed from Oracle Corporation, BMC Corporation or other third-party suppliers specified by our customers. Our software is licensed to our customers and is not integrated with hardware products at the time of sale.

Homeland Information Security Solutions

In the homeland security sector, we have developed our Actionable Intelligence System, or InteliCENTER. InteliCENTER is a sophisticated data analytics and monitoring platform for intelligence agencies that acquires, correlates and analyzes large volumes of structured and unstructured data received from varied information sources (such as telecommunications service providers, internet service providers, government agencies and other information systems) and provides actionable intelligence to proactively counter criminal activities. Unstructured data includes cross-channel analysis of phone calls, internet sessions, email, chat, instant messaging, video captured by closed circuit cameras and radio communications.

InteliCENTER empowers intelligence agencies with strategic, operational and tactical information to bring out unforeseen intelligence, which can lead to proactive measures to thwart any criminal activity endangering public safety. It helps intelligence agencies to gain insight into data by analyzing the data patterns, uncovering the links within the data, discern relationships, monitor target movements, etc. InteliCENTER can be customized to a significant extent to cater to the requirements of clients.

KRANEM CORPORATION	Page F-8

Telecom Information Security Solutions

We provide integrated, end to end, flexible and multi-purpose OSS/BSS solutions to leading telecommunications companies (“Telecos”) and communication service providers worldwide, which accelerate the order to bill cycle, reduce integration costs and minimize error rates. Our solutions automate all processes from order to cash for any service, on any technology. They are designed to support multiple services and technologies, both existing and evolving, and also support new content-based service components. The scalable and integrated software solutions provided by the Company, communication service providers can maximize revenues despite a competitive business environment. With Xalted’s solution offerings, legacy systems can co-exist with new generation systems and benefit from markedly reduced capital expenditures without compromise on service quality standards

B. Summary of significant accounting policies

a)

Basis of preparation: The financial statements of Kranem are prepared in accordance with Generally Accepted Accounting Principles in the United States ("US GAAP"). The financial statements are presented in United States Dollars ($). The financial statements are prepared for the calendar year ended December 31, 2011 with comparatives for the previous calendar year December 31, 2010.

b)

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

c)	Foreign Currency:

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

The functional currency of the company is U.S. Dollars; however, as the bulk of the Company’s operations are outside the United States and located in either India or Italy; the two dominant currencies in the company are the Indian Rupee (Rs) and Euro (€). In order to present the financial statement in United States Dollars ($), the results and financial position are translated as follows:

●	Assets and liabilities except equity and retained earnings are translated at the closing exchange rate at the date of the Balance Sheet.

●	Income and expenditure for each income statement are translated at quarterly average exchange rate during each period.

●	Equities are translated at the rate of date of acquisition. The retained earnings as at December 31, 2011 are translated at closing rate of December, 31, 2011 which is not expected to have any material variance.

All resulting exchange differences are recognized as a component of equity.

d)	Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

e)	Revenue Recognition:

Revenue from software services consist of revenues earned from services performed either on a time-and- material basis or under fixed price contracts. Revenues earned from services performed on a "time and material" basis are recognized as services are performed on the basis of billable time spent by employees working on the project, priced at the contracted rate. Revenue from Software development on fixed-price, where there is no uncertainty as to the measurement or collectability of consideration that will be derived on completion of the contract, is recognized as per the percentage of completion method as determined based on the certification of the Technical Head of the respective project. Revenue recognition using the percentage of- completion method in conformity with ASC Topic 605, is based on the guidance in ASC Topic 985, Software Revenue Recognition, to account for revenues under fixed price arrangements for software development and related services. Losses on such contracts are recognized when probable. Revenues in excess of billings are recognized as accrued income in the balance sheet; to the extent billings are in excess of revenues recognized, the excess is reported as deferred revenues in the balance sheet. The invoicing is based upon either the milestone(s) defined in the contract with customers or upon completion as determined by either the contract or purchase order. However, for accounting purposes the revenue is recorded based upon the attainment and approval of a specific percentage of software development, which may or may not relate to a billing milestone. Accordingly, such revenue is booked on the basis of percentage completion. Similarly in such cases where Billing has been done as per the term of contract but the specific stage of software not ascertained and approved, such excess of billing over revenue is recognized as deferred revenue to the extent the money has been received from the customer.

KRANEM CORPORATION	Page F-9

In accordance with ASC Topic 605, "Income Statement Characterization of reimbursements received for "Out- of-Pocket" Expenses Incurred", Kranem accounts for reimbursements for out-of-pocket expenses incurred as revenues in the Statement of Income.

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

f)

Cost of revenues and selling, general and administrative expenses: Cost of revenues primarily include the compensation cost of technical staff, consultancy charges, depreciation and amortization on dedicated assets and system software, application software costs, travel costs, data communication expenses and other attributable expenses incurred that are related to the generation of revenue. Selling, general and administrative expenses generally include the compensation costs of sales, management and administrative personnel, travel costs, advertising, professional charges, rent, repairs, electricity, office maintenance expenses and other general expenses not attributable to cost of revenues.

g)

Cash and cash equivalents: Kranem considers investments in highly liquid instruments that are purchased with remaining maturities, of three months or less to be cash equivalents. Cash and claims to cash that are restricted as to withdrawal or use in the ordinary course of business is classified separately under other current and non-current assets.

h)

Fair value of financial instruments: Effective April 1, 2010, Xalted adopted SFAS No. 157 (ASC No 820) limited to financial assets and liabilities, which primarily relate to Xalted’s investments. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable and consists of the following three levels: Level 1- Inputs are quoted prices in active markets for identical assets or liabilities.

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

i)

Accounts Receivable: The prerequisites for billing the customer are determined by the terms of sale that are negotiated with the customer and stated in the customer’s contract. The terms of sale or billing will vary dependant upon the type of customer. Government Contracts tend to be more complex and detailed due to requirements such as acceptance testing etc. Contracts with private companies tend to be more standardized. The standard terms of sale through our Xalted operations are net 60 or net 90 days. For larger projects, the process dictates that the Company bid on the project, which will include pricing and terms of sale. The perspective customer will outline the payment terms they require as part of the bidding proposal. In our two Italian subsidiaries (Alfa Sistemi and Adora ICT), the standard terms of sale are net 120 or net 150 days.

KRANEM CORPORATION	Page F-10

Accounts Receivable represent trade receivables, net of allowance for doubtful accounts. The allowance for doubtful accounts represents the Company’s best estimate of receivables that are doubtful of recovery based on a specific identification basis. The Company currently has $2,792,510 and $2,728,869 of accounts receivable that has been outstanding for more than a year as on December 31, 2011 and December 31, 2010 respectively, out of which $216,284 and $216,284 is covered by the allowance for doubtful accounts as on December 31, 2011 and December 31, 2010 respectively.

Of the $2,792,510 receivable outstanding as of December 31, 2011, approximately $2.3 million is a receivable with the Government of India. Another $216,268 is fully reserved. The remainder is composed of a number of receivables, no one of which exceeds $100,000.

j)

Inventories: Inventories are work in progress, which are valued based on the percentage of work completed or consumption. Cost includes cost of hardware, software, related employees costs and overhead costs up to the date of financial statement.

k)

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

The Company’s Xalted operations owned a leasehold land in Whitefield, Bangalore which was allotted to the Company by Karnataka Industrial Areas Development Board (KIADB) in 2004. The Company being unable to fulfill the conditions laid down by KIADB, sold the leasehold land on 14th January, 2011 to Krishil Tech Park Private Ltd., Bengaluru, (a related party) with Mr. Pratap. S. Kondamoori and Mr. Rajendra Manikonda, Directors of the Company being also nominated Directors in Krishil Tech Park Pvt. Ltd., in order to fulfill the conditions laid down by KIADB with no vested interest, for a total consideration of $781,076. The Book Value of Land as on 31st December, 2010 is $803,412.

l)

Intangible Assets: Kranem amortizes intangible assets over their estimated useful life on a straight-line basis unless such life is deemed indefinite. The intangible asset of the Company comprises of internal use software. Software product development costs are expensed as incurred unless technical and commercial feasibility of the project is demonstrated, future economic benefits are probable, we have the intention and ability to complete and use or sell the software and the costs can be measured reliably. The costs which can be capitalized include the cost of material, direct labor, overhead costs that are directly attributable to preparing the asset for its intended use. Research and development costs and software development costs incurred under contractual arrangements with customers are accounted as cost of sales. During 2011 and 2010, software amounts capitalized on account of internal use were $1,511,109 and $20,104 respectively. Amortization of internal use software begins when the software is placed in use and continues on the straight-line method generally over a life of software, which will vary between five and seven years.

Kranem with the acquisitions of Alfa Sistemi Telemedia and Adora ICT incurred a purchase price allocation of approximately $3,000,000 to intangible assets. In both acquisitions approximately $1.0 million in intangible assets was attributed to the acquisition of the customer base and in the instance of Adora ICT, we attributed approximately $1.0 million dollars to the acquisition of intellectual property related to the enterprise security. Amortization of internal use intellectual property and customers begins when the first sale to an existing customer occurs and continues on the straight-line method generally over a period of seven years.

Amortizable intangible assets are amortized over their estimated useful lives in proportion to the economic benefits consumed in each period. The estimated useful life of the Intangible assets is 7 years.

KRANEM CORPORATION	Page F-11

m)

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

n)

Investments: Kranem classifies investments in mutual funds with readily determinable fair market values as available-for-sale securities and is recorded at fair value. Accordingly, such securities are carried at fair value. Realized gains and losses and decline in value considered to be other-than-temporary are included in other comprehensive income. The cost of securities sold is determined on the first-in-first-out (FIFO) method. Interest and dividends on securities classified as available-for-sale are included in other income. The company does not have any securities classified as trading.

p)	Income taxes: Income tax expense comprises current tax expense and the net change in the deferred tax asset or liability during the year.

(i)

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

(ii)

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

q)

Earnings per share: In accordance with the provisions of ASC Topic 260, "Earnings per Share", basic earnings per share are computed by dividing net income attributable to shareholders of Kranem by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed on the basis of the weighted average number of common and dilutive common equivalent shares outstanding during the period.

r)

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

KRANEM CORPORATION	Page F-12

s)	Stock-Based Employee Compensation: The Company accounts for its stock-based employee compensation in accordance with accounting standards regarding share-based payment, which establishes accounting for equity instruments exchanged for employee services. Stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized over the employee’s requisite service period (generally the vesting period of the equity grant).

t)	Comprehensive Income (Loss): Comprehensive income (loss) includes net income (loss) and all other non-stockholder changes in equity, or other comprehensive income. Elements of the Company’s comprehensive income (loss) are reported in the accompanying consolidated statements of equity and comprehensive income (loss), and the balance of accumulated other comprehensive income consisted solely of foreign currency translation adjustments.

u)	Employment benefits:

(i)

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

(ii)

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

(iii)

Gratuity plan: In addition to the above benefits, Xalted provides for a gratuity obligation, a defined benefit retirement plan (the "Gratuity Plan") covering all its employees in India. The Gratuity Plan provides a lump sum payment to vested employees at retirement or termination of employment based on the respective employee’s salary, and the years of employment with Xalted. Xalted provides for the Gratuity Plan on the basis of actuarial valuation. Xalted makes yearly contributions under the gratuity plan administered and managed by the Life Insurance Corporation of India (’LIC’). Gratuity payable is recognized in the Balance Sheet. Gratuity payable is measured as the difference between the fair value of plan assets with LIC and the projected benefit obligation at December 31, the measurement date. (Gains)/losses arise as a result of differences between actual experience and assumptions or as a result of changes in actuarial assumptions. These are recognized as and when they arise. Net periodic gratuity cost is recorded in the Statement of Income and includes service cost, interest cost, and return on plan assets. Actuarial gains/losses are recognized in Other Comprehensive Income statement.

(iv)

Leave encashment: The Company has other long term employee benefits in the nature of leave encashment (Compensated Absences). The liability in respect of leave encashment is provided for on the basis of actuarial valuation made at end of the calendar year, as the said schemes meet the requirement of relevant ASC.

v)

Advertising Costs: The Company charges advertising costs to operations when incurred. The Company does not use direct-response advertising. Cost of advertising was $0.0 for both the 2011 and 2010 fiscal years

w)

Software Development Costs: In accordance with criteria of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“FASB ASC”) 350-40 “Internal Use Software”, costs incurred internally in creating a computer software product are charged to expense when incurred as research and development.

x)	Research & Development Costs: All research & development costs incurred internally in creating a new product are charged to expense when incurred as research and development.

y)

Recently accounting pronouncements: The Company has evaluated all of the recent accounting pronouncements issued and has concluded that none of them will have a material impact on the Company’s financial position, results of operations or cash-flows.

KRANEM CORPORATION	Page F-13

C.	Notes to Financial Statements

1.	Cash and Cash Equivalent

Cash and Cash Equivalent consists of:

	December 31,
	2011	2010

Cash on hand	$2,865	$4,775
Cash at bank	417,146	540,599
Cash and Cash Equivalents	$420,011	$545,374

KRANEM CORPORATION	Page F-14

2.	Available for Sale Financial Assets:

Investment in mutual fund units are classified as available for sale financial assets for which details are as follows:

	December 31,
	2011	2010

Cost	$-	$167,373
Cost of dividend reinvested	-	5,165
Total Cost	-	172,538
Fair Value	$-	$172,538

3.	Financial Assets:

The components of financial assets are given hereunder:

	December 31,
	2011	2010

1. Financial Assets-Current
Interest free Loan given to Director (Note a)	$392,003	$430,298
Fixed Deposits placed with Banks with residual maturity less than one year (Note b)	33,353	25,558
Krishil Tech Park (Note c)	452,506
	$877,862	$455,856
2. Financial Assets-Non-Current
Krishil Tech Park (Note d)	187,723
Fixed Deposits placed with Banks with residual maturity more than one year(Note e)	391,400	81,925
	579,123	81,925
Total Financial Assets	$1,456,986	$537,781

Note a: The Company has given an interest free loan to a Director, which was repayable in 2011 and has been extended to the end of 2012. The Board of Directors of the Xalted has decided that no further loans will be granted to any of the Directors of the Company in the future.

Note b: Current Fixed Deposits amounting to $33,353 as on December 31, 2011 and $25,558 as on December 31, 2010 are placed with Bank as margin for performance /financial guarantees given by the company, as such not considered as cash equivalents.

Note c: Entire amounts of Non-current Fixed Deposits as on December 31, 2011 and as on December 31, 2010 are placed with Bank as margin for performance/ financial guarantees given by the company.

4.	Accounts receivable, net of allowance for doubtful debts

Accounts receivable consists of:

	December 31
	2011	2010

Accounts Receivables
-From customer	$7,538,921	$3,900,248
-From related parties	2,267,585	-
Accrued Income (Refer Note a)	2,272,651	1,738,760
Total Accounts Receivables (Gross)	12,079,157	5,639,008
Less: Allowance for doubtful accounts (Refer Note b)	(216,284)	(216,284)
Accounts Receivable, Net	$11,862,873	$5,422,724

KRANEM CORPORATION	Page F-15

Note a: Accrued Income consists of amounts representing the recognized sales value of performance and such amounts that had not been billed and were not billable to customers at the date of the balance sheet.

Note b: The Company had billed a customer in Africa amounting to $216,284. In view of the uncertainty in realization of this amount from the Customer, the Company as a prudent and conservative measure, had made a provision in the books for the entire amount.

Xalted is exposed to foreign currency risk on its accounts receivable. Foreign currency risk is market risk due to effect of changes in foreign currency exchange rates. The contracts with some clients are typically priced in U.S. dollars which represents foreign exchange exposure. Net foreign currency receivable aggregated to $1,894,858 and $8,750 as on December 31, 2011 and December 31, 2010 respectively.

The allowance for doubtful accounts are established at amounts considered to be appropriate based primarily upon the Company’s past credit loss experience with its customers and an evaluation of potential losses on the outstanding receivable balances.

The activity in the allowance for doubtful accounts receivable is given below:

	December 31,
	2011	2010

At the beginning of the year	$216,284	$216,284
Additions		-
Deductions		-
At the end of the year	$216,284	$216,284

5.	Inventories

Inventories consists work in progress of:

	December 31,
	2011	2010

Major classes of Inventories:
-Inventories cost relating to contracts in progress	$207,345	$145,023

6.	Current Tax Assets (net of provision for income tax)

Current Tax Assets (net of provision for income tax) consists of:

	December 31,
	2011	2010

Tax Deducted at Source Receivable	$608,112	$838,845
Less: Provision for Income Tax	(316,138)	(375,824)
Current Tax Assets net of provision for income tax	$277,894	$463,021

KRANEM CORPORATION	Page F-16

7.	Prepaid Expenses and Other Current Assets

Prepaid Expenses and Other Current Assets consist of:

	December 31,
	2011	2010

Prepaid expenses	$200,155	$8,020
Advances
- to related parties	15,598	19,296
- to employees	32,592	55,001
Advances paid to vendors	1,152	80,911
Statutory taxes receivable	10,976	13,484
Prepaid Expenses and Other Current Assets	$260,473	$176,712

8.	Property, plant and equipment, net

Property, plant and equipment consist of:

	December 31,
	2011	2010

Computer & Peripherals	$1,010,930	$1,113,637
Communication Equipments	268,011	31,102
Electrical Equipments	121,609	137,752
Lab Equipment	81,530	78,388
Office Equipment	14,966	9,901
Motor Vehicle	72,060	63,730
Air Conditioner	69,446	76,712
Furniture and Fittings	132,244	95,652
Digital Loop Carriers	62,120	73,849
Land (Refer Note 27 below)	-	803,412
Leasehold improvements	60,868	33,909
Total	1,893,784	2,518,044
Less: Accumulated Depreciation	(1,518,399)	(1,516,533)
Property, plant and equipment, net.	$375,384	$1,001,511

Net Depreciation expense aggregated to $311,837 and $153,818 for the year ended December 31, 2011 and 2010 respectively.

9.	Intangible Assets, Net

Intangible assets consist of the following:

KRANEM CORPORATION	Page F-17

	December 31,
	2011	2010
Software	$1,767,445	$304,612
Less — accumulated amortization	(339,152)	(256,882)
	1,428,293	47,730
Intangible – Customer Base	2,004,127	0
Less — accumulated amortization	(47,740)	0)
	1,956,387	0

Intangible – Intellectual Property	1,000,000	0
Less — accumulated amortization	(23,810)	0
	976,190	0
Total intangible assets, net	$4,360,870	$47,730

On June 30, 2011, the Company acquired software from Investco, a British Virgin Islands company, for the amount of $1,511,109. The software will be used in the Company’s Homeland Security products. The acquired software will amortized over a period of 7 years on a straight-line method. Amortization for the 2011 was in the amount of $107,936.

On November 1, 2011 the Company acquired two Italian companies. The first acquisition was Alfa Sistemi Telemedia Srl (“Alfa Sistemi”), a supplier into the Italian Telecom market. Alfa Sistemi has several major telecom customers who are significant candidates for the Company’s Telecom software products. The acquisition offered the Company a unique opportunity to establish a sales channel in the EC. As part of the purchase price allocation the acquisition, the Company paid $1,314,351 for their customer base which will be amortized over 7 years on a straight line method. The amortization incurred in 2011 was $28,631.

The second Italian company that was acquired was Adora ICT Srl (“Adora”), a supplier to the Enterprise Security market. The Adora acquisition provided the Company with two key components; first was knowledge of the enterprise security space and second was to customers who are concerned about security. This provided the Company with access to a customer base who could use the Company’s Homeland Security software components. As part of the purchase price allocation for the acquisition, the Company paid $986,219 for their customer base and $1,000,000 for the intellectual property associated with enterprise security. Both the customer base and intellectual property will be amortized over a period of 7 years on a straight line method. The amortization incurred in 2011 was $42,919.

Amortization expense was $127,216 and $37,150 for the years ended December 31, 2011 and, 2010, respectively. The estimated future amortization expense is approximately $475,014.and $470,049 for each of the next two years.

10.	Other Non-Current Assets

Other (non-Current Assets) consists of:

	December 31,
	2011	2010

Security deposits with service providers	4,327	5,992
Rental deposits	99,194	112,056
Prepaid rent	-	22,708
Deposits with tax authorities	13,103	32,315
Other Non-Current Assets	$116,624	$173,071

Security deposits relate principally to leased telephone lines and electricity supplies. Deposits are mainly pertaining to deposits towards rental agreements entered with various owners for premises taken on rent basis; the risk element is relatively low, since there is a separate clause for repayment/adjustment for these deposits.

11.	Accounts Payable

Trade Accounts payable consists of:

KRANEM CORPORATION	Page F-18

	December 31,
	2011	2010

Trade Accounts payable
-To vendors	$ 5,286,385	$ 1,473,734
-To related parties	1,228,646	1,078,831
Total	$6,515,031	$2,552,565

12.	Current Tax Liability, net of tax assets

Current Tax Liability consists of:

	December 31,
	2011	2010

Provision for taxation	$ 516,030	$ 342,783
Less : Tax deducted at source	237,277	186,332
Net Current Tax Liability	$278,753	$156,451

13.	Stock Payable

Stock Payable consists of:

	December 31,
	2011	2010

Stock payable to the owners of Alfa Sistemi	$ 200,000	-
Stock payable to the owners of Adora ICT	1,100,000
Stock Payable	$ 1,300,000	-

14.	Short-Term Notes

Short-term borrowing at December 31, 2011 consists of the following:

A 5% unsecured convertible notes payable with Investco in the original amount of $400,000 and is dated June 30, 2011.  The due date is June 29, 2012 for both the principle and any accrued interest. Prepayments are allowed, interest accrues monthly. As of December 31, 2011, the outstanding balance was approximately $400,000 plus accrued interest.

A 6.0% unsecured note payable in the original amount of $1110,000 with Xalted Holding Corporation dated October 17, 2011with payment due on October 16, 2012, principal and interest are payable on the due date.  Prepayments are allowed, interest accrues monthly. As of December 31, 2011 the outstanding principle balance was $35,.000 plus accrued interest.  Another unsecured note was issued in January 2012 for the amount of $90,000.

A 7.0% unsecured convertible note payable in the original amount of $250,000 with Empire Capital Partners dated November 22, 2011with payment due of March 19, 2012, principal and interest are payable on the due date.  Prepayments are allowed, interest accrues monthly. As of December 31, 2011 the outstanding principle balance was $250.000 plus accrued interest. Empire Capital Partners has chosen to convert their note payable into shares of the Company at the latter half of March 2012.

A 0% note payable with the shareholders of Alfa Sistemi Telemedia in the original amount of $800,000.  The due date is based upon either the earlier of the completion of capital raise by the Company or one year from the transaction date. The note is collateralized by the shares in Alfa Sistemi Telemedia. As of December 31, 2011, the outstanding balance was approximately $800,000.

A 0% note payable with the shareholders of Adora ICT in the original amount of $500,000.  The due date is based upon either the earlier of the completion of capital raise by the Company or one year from the transaction date. The note is collateralized by the shares in Adora ICT. As of December 31, 2011, the outstanding balance was approximately $500,000.

 A second 0% note payable with the shareholders of Adora ICT in the original amount of $500,000.  The due date is based is more complex as it is predicated upon the completion of the Company’s 2012 audit report.  The note payable could be modified based upon the 2012 audit report and is not due until after the 2012 audit report is issued. The note is collateralized by the shares in Adora ICT. As of December 31, 2011, the outstanding balance was approximately $500,000.

KRANEM CORPORATION	Page F-19

15.	Long Term Provisions

Kranem/Xalted’s Long Term Provisions consists of:

	December 31,
	2011	2010

Liability accrual for gratuity	$ 34,888	$ 51,110
Liability accrual for leave encashment
(Compensated absences)	43,866	32,713
Provision for warranty expenses	7,603	-
Total	$ 86,357	$ 83,823

16.	Income taxes

Xalted’s Income taxes consist of:

	December 31,
	2011	2010

Domestic income taxes
Current	$232,982	$262,334
Earlier years	44,889	37,111
Deferred	23,596	(23,270)
Aggregate income taxes	$301,467	$276,175

Under Section 10A of the Indian Income Tax Act, 1961, Xalted is entitled to tax holidays for its Software Technology Park unit located at Bengaluru. 100% tax holidays of profits are available for a period of first five consecutive fiscal years from the date of commencement of operations and 50% exemption of profits for the next five consecutive fiscal years respectively. These holidays expired in fiscal 2011.

Also, under Section 80-IC on the Income Tax Act, 1961, Xalted is entitled to tax holidays for its Software units located at Himachal Pradesh. 100% tax holidays of profits are available for a period of first five consecutive fiscal years from the date of commencement of operations and 30% exemption of profits for the next five consecutive fiscal years respectively. These holidays expire in fiscal 2015 for the first unit and fiscal 2019 for the second unit.

Under the Indian Income Tax Act, 1961, Xalted is liable to pay Minimum Alternate Tax (“MAT”). The excess tax paid as per MAT over and above the regular tax liability can be carried forward for a period of 10 years and can be set off against the future tax liabilities computed under regular tax provisions. Consequently, Xalted has recognized a deferred tax asset of $18,500 as of December 31, 2010.

KRANEM CORPORATION	Page F-20

The reconciliation of estimated income tax expense at Indian statutory income tax rate to income tax expense reported in statement of income is as follows:

	December 31,
	2011	2010

Income before income taxes	$1,655,375	$2,275,546
Indian statutory income tax rate	32.445%	33.2175%
Expected income tax expense	537,087	755,879
Adjustments to reconcile expected income tax expense to reported income tax expense:
Tax effect of temporary differences:
Deferred Taxes-
on Fair value on assets and liabilities	20,597	14,289
on Property, Plant and Equipment	(14,749)	(22,128)
on Salaries Payable	14,491	10,592
on Provision for Bad and Doubtful Debts	(11,110)	4,664
on Others (net)	14,367	(30,687)
Tax effect of permanent differences:
Tax holidays and income exempt from tax	(124,950)	(41,685)
Income taxed at different rates on account of MAT provisions	-	(460,506)
Others (net)	(179,154)	9,233
Earlier Year Taxes	44,889	36,524
Total taxes recognized in the statement of income	$301,467	$276,175

In assessing the probability of realizing the deferred tax assets, Xalted considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or utilizable. Xalted considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the company believes it is more likely than not that it will realize the benefits of these deductible differences as on December 31, 2011. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced.

The components of net deferred tax asset are as follows:

	December 31,
	2011	2010

Deferred tax assets:
Employee benefits
Gratuity	$11,320	$10,867
Leave Encashment	14,232	16,977
Fair Value of Director Loan	-	11,863
Provision for Doubtful Accounts	70,168	71,844
MAT credit available as per Income Tax Act, 1961	-	18,500
Accrued Liabilities	-	22,058
Others	-	9,589
Gross deferred tax assets	95,720	161,698
Less: Valuation allowance	-	-
Total deferred tax assets	95,720	161,698
Deferred tax liabilities:
Property, plant and equipment	9,528	26,688
Prepaid Rent	-	7,970
Total deferred tax liabilities	9,528	34,658
Net deferred income tax assets/(liabilities)	$86,192	$127,040

KRANEM CORPORATION	Page F-21

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" an interpretation of FASB Statement No. 109 ("FIN 48") (ASC Topic 740). The Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on de- recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 (ASC Topic 740) is effective from fiscal year beginning on April 1, 2007. As a result of the adoption of FIN 48, (ASC Topic 740) Xalted did not have to recognize any increase/decrease in the liability for unrecognized tax benefits related to tax positions taken in prior periods.

Xalted has ongoing disputes with Indian Income tax authorities relating to tax treatment of certain items. These mainly include disallowed expenses, tax treatment of certain expenses claimed by Xalted as deductions, and computation of, or eligibility of certain tax incentives or allowances. Xalted is contesting the Income Tax Officer’s order for the denial of section 10A benefits claimed by the Company under the Income Tax Act, 1961. The estimated contingency amounts to $120,156 as of December 31, 2011 and $224,949 as on December 31, 2010. The management believes that it has strong merits for this petition and hence it will not have the material adverse affect on Xalted’s results of operations, liquidity or financial position.

The Company’s tax assessment is open for financial year 2009-2010 and 2010-11 for which the income tax authorities can review / audit Company’s income tax filings.

17.	Earnings per share

Basic earnings per share and diluted earnings per share are computed on the basis of the weighted average number of shares outstanding. The diluted impact of options and warrants outstanding are determined using the treasury method. Diluted shares consist of the following:

	2011	2010

Weighted average shares - basic	34,169,541	26,592,500
Dilutive instruments
Stock payable for Alfa and Adora	1,300,000	-
Warrants issued	301,980	-
Stock options issued	1,364,168
Weighted average shares - diluted	37,135,690	26,592,500

The components of basic and diluted earnings per share were as follows:

	2011	2010

Net income attributable to shareholders	1,317,861	1,999,371
Average outstanding shares
Basic	34,169,541	26,592,500
Diluted	37,135,690	26,592,500
Earnings per share	1,364,168
Basic	0.04	0.08
Diluted	0.04	0.08

18.	Financial instruments

Fair value of financial instruments:

KRANEM CORPORATION	Page F-22

The carrying amounts reported in the balance sheet for cash and cash equivalents, investments in bank deposits, investments in mutual funds, accounts receivables, loans to others and other non-current assets, deposits, accounts payable and other liabilities approximate their respective fair values due to their short maturity.

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of December 31, 2011:

	Level-1	Level-2	Level-3

Assets and liabilities measured at fair values
Investment in Mutual Funds	-	-	-
Rent Deposits (Refer Note a)	-	-	-
Interest Free Loan to Director (Refer Note a)	-	-	-

Note a

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of December 31, 2010:

	Level-1	Level-2	Level-3

Assets and liabilities measured at fair values
Investment in Mutual Funds	172,538	-	-
Rent Deposits (Refer Note a)	-	-	112,057
Interest Free Loan to Director (Refer Note a)	-	-	430,298

Note a: Discounting rate used is based on fixed deposit interest rate offered by Bankers of the Company.

Disclosure for fair value measurement of Investment in Mutual Funds as required by ASU 2009-12.

	2011	2010

Liquid Mutual funds –Debt Based	-	$ 172,538

The above category includes investments in debt funds that invest mainly into Debt instruments and Money Market Instruments and other form of liquid investments and dividend is being received and reinvested on daily basis. The fair values of the investments in this category have been estimated using the net asset value per share of the investments.

The Company has not entered into any type of derivative contracts as at December 31, 2011 and December 31, 2010.

19.	Employee Benefits

The Gratuity Plan

The following table sets forth the funded status of the gratuity plan of Xalted Information Systems Private Limited, and the amounts recognized in the balance sheet.

KRANEM CORPORATION	Page F-23

	December 31,
	2011	2010

Accumulated benefit obligation	$37,853	$39,578
Change in projected benefit obligation
Projected benefit obligation at the beginning of the year	94,006	82,502
Service Cost	7,208	26,107
Interest Cost	30,131	6,358
Actuarial loss/(gain)	(8,892)	(7,331)
Benefits paid	(19,555)	(13,630)
Currency Translation Effect	(16,031)	-
Projected benefit obligation at the end of the year	86,867	94,006
Plan asset at fair value
Plan assets at the beginning of the year	61,292	56,145
Adjustment to Opening Fair Value of Plan Assets	9,373	-
Actual return on plan assets	-	3,572
Employer contribution	-	15,203
Benefits paid	(8,892)	(13,630)
Currency Translation Effect	(9,974)	-
Plan asset at fair value at the end of the year	51,979	61,292
Funded status of the plan	(34,888)	(32,714)
Accrued benefit cost	(34,888)	(32,714)
The components of net gratuity cost are reflected below:
Service cost	30,131	26,107
Interest cost	7,208	6,358
Expected return on plan assets	(5,835)	(5,124)
Amortization of transition obligation	-	-
Gratuity Cost recognized in Statement of Income	31,504	27,341
Actuarial loss/(gain) recognized in Other Comprehensive Income	(13,721)	(5,781)
Net gratuity cost	$17,783	$21,560

Weighted average assumptions used to determine net gratuity cost and benefit obligations:
Discount rate	8.80% p.a.	8.40% p.a.
Long-term rate of compensation increase	7.00% p.a.	7.00% p.a.
Rate of return on plan assets	9.15% p.a.	9.00% p.a.

The company assesses these assumptions with its projected long term plans of growth and prevalent industry standards. The company estimates the long-term return on plan assets based on the average rate of return expected to prevail over the next 15 to 20 years in the types of investments held. As of December 31, 2011 and 2010, the entire plan assets were invested with Gratuity plan funds managed by LIC.

Accumulated benefit obligation was $37,853 and $39,578 as at December 31, 2011 and 2010 respectively.

Leave Encashment

The following table sets forth the funded status of the leave liability of Xalted, and the amounts recognized in the balance sheet.

KRANEM CORPORATION	Page F-24

	December 31,
	2011	2010

Accumulated benefit obligation	$18,779	$22,336
Change in projected benefit obligation
Projected benefit obligation at the beginning of the year	51,109	41,336
Service Cost	15,119	14,819
Interest Cost	3,598	3,030
Actuarial loss/(gain)	(5,244)	2,461
Benefits paid	(12,475)	(10,536)
Currency Translation Effect	(8,241)	-
Projected benefit obligation at the end of the year	43,866	51,109
Plan asset at fair value
Plan assets at the beginning of the year	-	-
Actual return on plan assets	-	-
Employer contribution	12,475	10,536
Benefits paid	(12,475)	(10,536)
Plan asset at fair value at the end of the year		-
Funded status of the plan	(43,866)	(51,109)
Accrued benefit cost	(43,866)	(51,109)
The components of leave encashment cost are reflected below:
Service cost	15,119	14,819
Interest cost	3,598	3,030
Expected return on plan assets	-	-
Amortization of transition obligation	-	-
Leave Encashment cost recognized in Statement of Income	18,717	17,849
Actuarial loss/(gain) recognized in Other Comprehensive Income	(5,244)	2,461
Net leave encashment cost	$13,473	$20,309
Weighted average assumptions used to determine net gratuity cost and benefit obligations:
Discount rate	8.80% p.a.	8.40% p.a.
Long-term rate of compensation increase	7.00% p.a.	7.00% p.a.

The contributions made to various employee benefit contribution funds are as follows:

	2011	2010

Provident fund	102,463	100,621
Employee State Insurance (ESI) scheme	3,169	2,414
Total	105,632	103,035

20.	Segmental reporting

SFAS 131, "Disclosure about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about business segments and related disclosures about products and services, geographical areas and major customers.

KRANEM CORPORATION	Page F-25

The Chief Executive Officer (“CEO”) of the Company has been identified as the Chief Operating Decision Maker (“CODM”) as defined by ASC Topic 280. The CEO of the Company evaluates the segments based on their revenue growth, operating income and return on capital employed. Management of the Company is of the view that Kranem has only one business vertical, i.e. Telecom Industry and hence the disclosure requirements as per SFAS 131 are not applicable to the Company.

Geographic segment

The revenues that are attributable to countries based on location of customers are as follows:

	2011	2010

India	$2,238,214	$5,361,525
USA	2,207,038	2,260,010
Italy	3,554,708	-
Nepal	123,430	176,405
South Africa	72,466	124,375
Hong Kong	120,388	-
Total	$8,316,244	$7,922,315

21.	Concentration of Credit Risk

Financial instruments that potentially subject Kranem to concentrations of credit risk principally consist of cash and cash equivalents, accounts receivable and unbilled revenues. Accounts receivable balances are typically unsecured and are derived from revenues earned from customers primarily located in India, United States of America and Nepal. The company monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business.

The following table gives details in respect of percentage of revenues generated from top five and top ten customers:

Year ended December 31, 2011
Percentage
Revenues generated from top Five customers
Customer I- United States of America	25%
Customer II- India	15%
Customer III- Italy	9%
Customer IV- India	6%
Customer V- India	5%
Total revenues from top ten customers	60%

Kranem has a customer concentration of risk, as illustrated in the table below showing the aggregated accounts receivable and unbilled revenues for five largest customers as of December 31, 2011 and 2010, respectively.

	Year ended December 31, 2011
	Total accounts
	receivable and Accrued	Percentage
	Income
Customer A	$ 3,133,552	33%
Customer B	1,889,858	20%
Customer C	817,303	6%
Customer D	800,000	5%
Customer E	415,431	4%
Others	2,539,417	32%
Total	$ 9,595,288	100%

KRANEM CORPORATION	Page F-26

	Year ended December 31, 2010
	Total accounts
	receivable and Accrued	Percentage
	Income
Customer A	$ 2,388,976	44%
Customer B	1,592,132	29%
Customer C	1,052,790	19%
Customer D	202,183	4%
Customer E	83,980	2%
Others	102,663	2%
Total	$ 5,422,724	100%

Kranem also has a geographical concentration of credit risk relating to cash and equivalent held with banks in India comprising 100% of the balances as on December 31, 2011 and December 31, 2010.

22.	Contingencies and commitments

Contingencies

i.	The Income Tax Assessing Officer has raised a demand for additional Tax liability for AY 07-08 and AY 08- 09. The Company has made additional provision for Income Tax Demand Liability in respect of AY 2008-09 of $ 95,998/-. The Company is contesting the order of denial of section 10A benefits claimed by the Company in AY 07-08 and AY 08-09 under the Income Tax Act, 1961. The estimated contingency amounts to $ 120,156/- as of December 31, 2010. The management believes that it has strong merits for this petition and hence it will not have the material adverse affect on Xalted’s results of operations, liquidity or financial position and has filed an Appeal to the Commissioner of Income Tax.

Legal Proceedings

(a)	The Company has an ongoing dispute with one of their Customers in Africa in view of the SOW (Statement of Work) changing at regular intervals and new requirements being added regularly against what has been agreed as per Contract. The Company had received a Notice from the Customer about the cancellation of the Contract almost more than 8 months back and has not heard from them thereafter. In view of the uncertainty in realization of the amount of $ 216,284 due from this Customer, the Company as a prudent and conservative measure had made a Provision in the books for the entire amount of $ 216,284.

(b)	In April 2010, a petition was filed against Xalted Information in the High Court of Karnataka at Bangalore by Arasor Corporation (“Arasor”), a Delaware company. The High Court is the principal court of original jurisdiction in the Indian state of Karnataka, sitting in the city of Bangalore. The petition sought an order under Sections 433 and 434 of the Companies Act of 1956 for the winding up of Xalted Information, based on allegations that Xalted Information did not pay for communications equipment sold and shipped by Arasor an aggregate of $4.5 million. The Company maintains that it never received the equipment which is alleged to have been shipped to them. This type of claim, and the type of relief sought, is not unusual in India.

The petition was heard by a single judge, sometimes also called a “Single Bench Judge,” in the High Court in Karnataka. Any judicial panel comprised of two judges in a given court is referred to in India as a “Division Bench.” The Single-Bench Judge found sufficient evidence to hold a hearing on Arasor’s complaint to “wind- up” Xalted Information Systems on November 10, 2010. On December 14, 2010, Xalted Information filed an appeal of that decision before a Division Bench of the same High Court. On January 19, 2011, the two-judge panel stayed the November 10, 2010 order of the Single Bench Judge and all further proceedings in the action filed by Arasor, pending the appeal.

KRANEM CORPORATION	Page F-27

After submission of written arguments, a hearing on the appeal was conducted in March 2011, a further hearing was set for June 9, 2011, and the earlier stay was continued during the pendency of the appeal. In June 2011, Xalted Information filed an additional application with the two-judge panel to request dismissal of the claims against it on the basis that Arasor’s corporate status was “void” in Delaware and “forfeited” in California, and that Arasor therefore was without corporate power and authority to maintain or prosecute the action. On October 15, 2011, the Division Bench heard the appeal filed by Xalted Information and set aside the order of admission of the petition. The Division Bench Court determined that the order passed by the Single Judge Court did not fully take into consideration the defenses presented by Xalted Information and remanded the matter back to the Single Bench Judge to hear the evidence of both parties again, as to whether there was sufficient evidence to admit the petition for trial. The Divisional Bench Court also ruled that Xalted Information is permitted to raise all defenses, including the defense of the non-existence of Arasor Corporation. The Company’s India Lawyers had filed an application for dismissal of the petition on the above grounds and had argued the same before the Single Judge and the matter is likely to be heard at the beginning of June 2012.

The Company’s India lawyers have informed the Management that they believe the Company has a strong legal position and a good chance of success in the proceedings which will take place before the Single Bench Judge. However, if Xalted Information is unsuccessful in the proceedings before the Single Bench Judge, the Single Bench Judge decision can be appealed to the Divisional Bench and, if necessary, to the Supreme Court. Should the appeals fail, there will be a trial before the Single Bench Judge on the Arasor “winding up” petition. Should Xalted Information lose the trial, Xalted Information would appeal the decision to the Divisional Bench and, if required, appeal the trial decision before the Supreme Court. Should Xalted Information fail in the hearing, the trail and its appeals, Xalted Information would be subject to judicial liquidation in India, if Xalted Information is unable to pay the amount of the judgment. The Company’s India Lawyers have also informed the management that there is no loss contingency required, as the legal claim is not for payment of money but for the “winding-up of the Company”. The management team of the Company has determined based upon the merits of its legal case that the likelihood of a loss is remote and no financial reserve is required.

(c)

In November 2011, a civil lawsuit was filed against Xalted Networks, in the Superior Court of California, Santa Clara County, by Empirix, Inc., a Delaware company, in the amount of $316,625.01. The lawsuit alleges that Xalted Networks purchased monitoring surveillance and analysis technology and products from Mutina Technology S.R.L., an Italian company, that is 100% owned by Empirix, Inc. We maintain that Xalted Networks, which was formed on March 14, 2011, could not have entered into a contractual relationship with Mutina Technology S.R.L. on August 17, 2009, as the Company did not exist.

On January 5, 2012, Xalted Networks filed a Notice of Demurrer in the Superior Court of California, Santa Clara County, to have the civil action against Xalted Networks dismissed based upon the fact that the Company did not exist at the time that the contractual arrangement allegedly occurred. The hearing to determine the Notice of Demurrer will likely occur in June 2012.

The Company’s California counsel has informed us that he believes Xalted Networks has a strong legal position and a good chance of success in persuading the Superior Court of California to dismiss the lawsuit. If Xalted Networks is not successful in that effort, it may appeal the lawsuit to the California Courts of Appeal and the California Supreme Court. Should those appeals fail, Xalted Networks would be subject to a court action and would have to pay the amount of $316,625.01 and it could have a material adverse effect on our business.

KRANEM CORPORATION	Page F-28

Operating leases

Rental expense for operating leases amounted to $212,485 and $237,754 for the year ended December 31, 2011 and 2010 respectively. The future minimum lease commitments of Xalted under operating lease period are as follows:

	2011	2010
Year ended December 31,
2011	$0	$79,002
Total obligation	0	79,002

23.	Stockholder’s Equity

Common Stock

As at December 31, 2011 and December 31, 2010, company has issued 2,205,000 equity shares of par value of Rs 10/- ($ 0.22) each to Xalted Networks Inc. (Parent company) and its nominees. The Company has not paid any cash dividends on common stock. There is no current anticipation of paying cash dividends in future.

24.	Events during the Year 2011 Recapitalization

Xalted Networks Inc was formed on March 14, 2011 by Xalted Holding Corporation, which was formerly known as Xalted Networks Inc, Xalted Networks Inc is a holding company and does not have any operations. On March 16, 2011, Xalted Holding Corporation transferred to its 100% subsidiary, Xalted Networks Inc, its 45.87% record ownership of Xalted Information Systems Pvt. Ltd., the beneficial ownership of the remaining 54.13%, and all of Xalted Holding Corporation’s rights under a Share Exchange and Restricted Stock Purchase Agreement dated October 1, 2004, as amended, in exchange for the issuance to Xalted Holding Corporation of 99 shares of the common stock of Xalted Networks Inc. The transfer of the equity and other interests in Xalted Information Systems Pvt. Ltd. to Xalted Networks Inc will be presented in the consolidated financial statements as a recapitalization.

On May 13, 2011, Kranem Corporation ("Kranem") executed agreements to acquire three convertible promissory notes issued by Xalted Holding Corporation, or the Notes, in exchange for the issuance of 10,470,795 newly issued shares of common stock of Kranem, to Imprenord ME, the holder of a Note in the principal amount of $1,750,000; 2,991,655 newly issued shares of common stock of Kranem, to Empire Capital Partners, L.P., the holder of a Note in the principal amount of $500,000; and 1,495,830 newly issued shares of common stock of Kranem, to Peter Richards, the holder of a Note in the principal amount of $250,000. On May 13, 2011, Kranem acquired the wholly-owned subsidiary of Xalted Holding Corporation, Xalted Networks Inc., in exchange for the issuance to Xalted Holding Corporation of 11,634,220 newly issued shares of common stock of Kranem, and the cancellation of the Notes. The shares issued by Kranem to Xalted Holding Corporation and to the holders of the Notes constituted 35% (Xalted Holding), 31.5% (Imprenord ME), 9% (Empire Capital Partners, L.P.) and 4.5% (Peter Richards), of Kranem’s issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement. As a result of Kranem’s acquisition of Xalted Networks, Kranem now own all of the issued and outstanding capital stock of Xalted Networks Inc, the holding company of Xalted Information Systems Private Ltd., India.

KRANEM CORPORATION	Page F-29

Acquisition of Investco’s Intellectual Property

On June 30, 2011, we entered into an Asset Purchase Agreement with Investco, a British Virgin Islands corporation, to acquire certain software, source code, intellectual property rights and other materials relating to the “Data Retention,” “Man in the Middle,” “Man in the Middle Detector” and “nCrypto” products and product families. As consideration for the sale of such assets, we issued to Investco 6,648,125 shares of our common stock and a one-year convertible promissory note in the principal amount of $400,000. The note is convertible at the option of the note holder, in whole but not in part, into shares of our common stock, at the per share price paid by, and on the same terms and conditions extended to, the investors in our next round of financing.

Common to Preferred Stock Exchange Agreement

On November 21, 2011, we entered into a Common to Preferred Stock Exchange Agreement, or the Exchange Agreement, with certain of our investors to convert their common stock into the Series A convertible preferred stock at a ratio of one share of Series A Convertible Stock for each 100 shares of common stock. The Exchange Agreement allows the investors to convert their Series A convertible preferred stock back into common stock at their option, subject to the then availability of sufficient authorized shares of common stock, at the original ratio set forth under the Agreement. The foregoing description of the terms of the Exchange Agreement is qualified in its entirety by reference to the Current Report on Form 8-K filed on November 22, 2011. As of December 31, 2011 no shares have been converted.

Acquisition of Alfa Sistemi Telemedia

On November 30, 2011, we entered into a Stock Purchase Agreement, or the Alfa Sistemi Telemedia Srl. Purchase Agreement, and consummated the transactions set forth in the Alfa Sistemi Purchase Agreement, to acquire 100% ownership of Alfa Sistemi Telemedia Srl, an Italian company, or Alfa Sistemi, from Mr. Aldo Greco and Ms. Mario Fausto Greco, the existing stockholders of Alfa Sistemi for (a) $800,000 in cash, payable on the later of (i) 6 months from the effective date of the Alfa Sistemi Purchase Agreement or (ii) the date of the Company’s equity next financing and (b) 200,000 shares of common stock to be issued as soon as possible. Alfa Sistemi provides telecommunications equipment and services to various customers in Italy. The foregoing description of the terms of the Alfa Sistemi Purchase Agreement is qualified in its entirety by reference to the Current Report on Form 8-K filed on December 6, 2011.

Alfa Sistemi Telemedia - Supplemental cash flows information

The following information presents supplemental cash flows information of assets acquired and liabilities assumed in connection with the Alfa Sistemi Acquisition:

Year
Ended
December 31, 2011
Accounts receivable	$1,245,774
Inventories	410,203
Prepaid expenses and other	461,397
Property and equipment	38,476
Intangible assets	1,000,000
Deposits and other assets	365,934
Accounts payable	(1,546,047)
Other and accrued liabilities	(607,274)
Defined benefit liability	(53,732)
Notes payable	(406,363)
Other Long-Term Debt	(320,844)

$587,524
Plus, cash acquired	0
Total purchase price	$1,000,000

KRANEM CORPORATION	Page F-30

On November 30, 2011, the Company completed the acquisition of the Alfa Sistemi from its shareholders. The purchase price for the acquisition was $1.0 million, and there are no adjustments to be applied to the purchase price.

The transaction has been accounted for as a purchase and accordingly, the purchase price has been allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the change of control, November 1, 2011. Results of operations for the acquired companies have been reflected in the Company’s financial statements from the day that control was assumed by company, November 1, 2011.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (November 1, 2011). The allocation of the purchase price to the fair value of net assets acquired has been based on appraisals of the assets acquired:

At
November 1, 2011
(amounts in
thousands)
Working Capital Items
Cash and cash equivalents	$0
Accounts receivable, net	1,245,774
Inventories	410,203
Prepaid expenses and other	461,397
Deposits and other assets	365,934
Accounts payable and accrued liabilities	(2,153,322)
Notes payable	(406,363)

Subtotal—Working Capital Items	(442,311)

Long-lived Assets:
Property & Equipment - Net
FFE and Equipment	38,476
Intangibles
Intellectual Property – Customer Base	1,000,000
Financial Assets	365,934

Subtotal—long-lived assets	1,404,410

Total purchase price allocated	$1,000,000

KRANEM CORPORATION	Page F-31

Had the acquisition taken place on January 1, 2011, results of operations would have reflected the following pro forma amounts for the twelve months ended December 31, 2011 and the comparable period in:

	Twelve Months Ended
	December 31,
	2010	2011
Revenues	$4,637,847$	3,838,148
Operating income	137,785	139,115
Net income	$4,362$	29,729

Acquisition of Adora ICT

On December 21, 2011, we entered into a Stock Purchase Agreement, or the Adora Purchase Agreement, to acquire 100% ownership of Adora ICT Srl, or Adora, an Italian company, from E-Company Srl and Ms. Cristina Carra, the existing stockholders of Adora. The Adora Purchase Agreement was fully executed by the parties on December 21, 2011 and the acquisition completed, with agreed-upon effect as from November 1, 2011. Adora provides telecommunications equipment and services to various customers in Italy. The aggregate consideration, which we estimate to be no more than $2,500,000, is contingent on the 2011 audited revenues of Adora and comprises 50% in cash and 50% in shares of common stock, payable by installments upon the delivery of Adora’ s 2011 and 2012 audited financials, respectively. The stock consideration is calculated using the closing market price of our stock on the effective date of the Adora Purchase Agreement. The foregoing description of the terms of the Adora Purchase Agreement is qualified in its entirety by reference to the Current Report on Form 8-K filed on December 27, 2011

Adora ICT - Supplemental cash flows information

The following information presents supplemental cash flows information of assets acquired and liabilities assumed in connection with the Adora ICT Acquisition:

Year
Ended
December 31, 2011
Accounts receivable	$1,924,157
Prepaid expenses and other	120,997
Property and equipment	255,996
Intangible Assets	1,968,129
Accounts payable	(2,346,223)
Other and accrued liabilities	(180,461)
Notes payable

$1,652,737
Plus, cash acquired	524,558
Total purchase price and acquisition costs	$2,100,000

KRANEM CORPORATION	Page F-32

On December 21, 2011, the Company completed the acquisition of the Adora ICT from its shareholders. The purchase price for the acquisition was approximately $2.1 million, reflecting a base purchase price of $2.1 million less an adjustment after the audit of the 2012 fiscal year is completed for a potential performance related adjustment.

The transaction has been accounted for as a purchase and accordingly, the purchase price has been allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the change of control, November 1, 2011. Results of operations for the acquired companies have been reflected in the Company’s financial statements from the day that control was assumed by company, November 1, 2011.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (November 1, 2011). The allocation of the purchase price to the fair value of net assets acquired has been based on appraisals of the assets acquired:

At
November 1, 2011
(amounts in
thousands)
Working Capital Items
Cash and cash equivalents	$524,558
Accounts receivable, net	1,924,157
Prepaid expenses and other	105,377
Deposits and other assets	15,620
Accounts payable and accrued liabilities	(2,526,684)

Subtotal—Working Capital Items	43,028

Long-lived Assets:
Property & Equipment - Net
FFE and Equipment	255,996
Intangibles
Intellectual Property - Technology	1,000,000
Intellectual Property – Customer Base	968,129

Subtotal—long-lived assets	2,224,125

Total purchase price allocated	$2,100,000

KRANEM CORPORATION	Page F-33

Had the acquisition taken place on January 1, 2011, results of operations would have reflected the following pro forma amounts for the twelve months ended December 31, 2011 and the comparable period in:

	Twelve Months Ended
	December 31, 2011
	2010	2011
Revenues	$6,346,383	4,285,326
Operating income	164,075	237,128
Net income	$66,406	111,205

25.	Stockholder’s Equity (Deficit)

The authorized common stock of the Company consists of 50,000,000 shares of common stock with No par value 10,000,000 shares of blank check preferred stock. As of December 31, 2011 and December 31, 2010 the Company had 39,888,750 and 26,592,200 common stock and zero preferred stock outstanding.

On June 30, 2011, the Company issued 6,648,125 shares of restricted common stock valued at $0.1393 per share or $1,111,108 for cash consideration.

On November 1, 2011, the Company issued 181,818 shares of restricted common stock valued at $1.10 per share or $200,000 for cash consideration. This stock was recognized as a stock payable as of November 1, 2011.

On November 1, 2011, the Company issued two tranches of 500,000 shares of restricted common stock valued at $1.10 per share or a total value of $1,100,000 for cash consideration. This stock was recognized as a stock payable as of November 1, 2011.

26.	Warrants

During the quarter and year ended December 31, 2011, the Company sold 500,000 units to an investor for a total purchase price of $200,000. Each unit consisted of 1 warrant. The warrants have an exercise price of $0.40 and expire on October 31, 2016.

The following is a summary of the status of all of the Company’s stock warrants as of December 31, 2011 and changes during the one year ended on that date:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Life (Years)
Outstanding at December 31, 2010	-	$-	-
Granted	500,000	$0.40	4.83
Exercised	-	$-	-
Cancelled	-	$-	-
Outstanding at December 31, 2011	500,000	$0.40	4.83
Exercisable at December 31, 2011	500,000	$0.40	4.83

27.	Stock Options

The Company’s Stock Option Plan provides for the grant of up to approximately 2,000,000 (net of options previously exercised) shares of its common stock to key employees. Currently there are approximately 299,000 stock options available for grant. The Stock Option Plan provides for both incentive stock options and non-qualified stock options. Stock option grants generally vest over a four-year period from either the employee’s hire date for new employees or the stock option grant date. No options were granted during the prior fiscal years ended December 31, 2010, there were no outstanding and exercisable options under the Stock Option Plan. During the fiscal years ended December 31, 2011 and December 31, 2010, no options were exercised and only in 2011 were options granted in the amount of 1,701,00.

As approved by the Board of Directors, on August 1, 2011, the Company granted 1,701,000 options that will vest over a four year period to certain management of the Company with an exercise price of $0.20 per share with terms of ten years. The total fair value of these options at the date of grant was estimated to be and was determined using the Black-Scholes option pricing model with an expected life of 10 years, a risk free interest rate of 5.0%, a dividend yield of 0% and expected volatility of and was recorded as a stock based compensation expense.

The following is a summary of the status of all of the Company’s stock options as of December 31, 2011 and changes during the three months ended on that date:

Weighted-
			Weighted-	Average
	Number		Average	Remaining
	of Options		Exercise	Life
			Price	(Years)
Outstanding at December 31, 2010	-		$-	-
Granted	1,701,000		$0.20	9.66
Exercised	-		$-	-
Cancelled	-		$-	-
Outstanding at December 31, 2011	1,701,000		$0.20	9.66
Exercisable at December 31, 2011	0	$

KRANEM CORPORATION	Page F-34

Kranem Corporation

Unaudited Pro Forma Consolidated Financial Statements
December 31, 2011
(Stated in US Dollars)

On November 30, 2011, Kranem Corporation (“Kranem”) completed a share exchange agreement with the shareholders of Alfa Sistemi Telemedia Srl (“Alfa Sistemi”), an Italian corporation, pursuant to which Kranem acquired Alfa Sistemi for a combination of cash and stock.

On December 21, 2011, Kranem Corporation (“Kranem”) completed a share exchange agreement with the shareholders of Adora ICT Srl (“Adora”), an Italian corporation, pursuant to which Kranem acquired Adora for a combination of cash and stock.

The unaudited pro forma information is based upon the historical financial statements of Kranem and the historical financial statements of both Alfa Sistemi and Adora.

The objective of this pro forma financial information is to show what the significant effects on the historical financial information might have been had the transactions occurred at an earlier date.

The pro forma consolidated financial statements are not necessarily indicative of the results of operations or related effects on financial position that would have been attained had the above-mentioned transactions actually occurred earlier.

	CY 2011 (Provisional and Unaudited) US $	CY 2011 (Provisional and Unaudited) US $	CY 2011 (Provisional and Unaudited) US $	CY 2011 (Provisional and Unaudited) US $	CY 2011 (Provisional and Unaudited) US $
Description	Kranem	Adora	Alfa Sistemi	Adjustments	TOTAL

REVENUES	4,761,536	4,285,326	3,838,148	-	12,885,011

COST OF REVENUES	1,350,572	3,640,467	3,214,312	-	8,205,351

GROSS PROFIT	3,410,964	644,859	623,836	-	4,679,660
OPERATING EXPENSES
Research & Development Expenses	957,606	-	-	-	957,606

Selling and Marketing Expenses	271,507	148,562	230,005	-	650,074
General and Administrative Expenses	691,143	259,167	254,717	459,891	1,664,918

Total Operating Expenses	1,920,256	407,730	484,722	459,891	3,272,599

OPERATING INCOME	1,490,708	237,130	139,115	(459,891)	1,407,061
Finance Costs	(70,010)	(5,008)	(88,904)	-	(163,922)
Non Operating Income	206,327	-	-	-	206,327

Income before Income Taxes	1,627,026	232,123	50,210	(459,891)	1,449,466

Tax Expenses	301,467	120,915	20,480	-	442,862

Net Income	1,325,559	111,208	29,730	(459,891)	1,006,604

EBITDA	1,716,743	292,008	170,039	(459,891)	1,718,898

KRANEM CORPORATION	Page F-35

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

KRANEM CORPORATION

Date: May 17, 2012	By: /s/ Ajay Batheja
Ajay Batheja
Chairman, President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on May 17, 2012.

Signature	Title

/s/ Ajay Batheja	Chairman, President and Chief Executive Officer
Ajay Batheja	(Principal Executive Officer)

/s/ Edward Miller	Chief Financial Officer, Secretary and Treasurer
Edward Miller	(Principal Financial and Accounting Officer)

/s/ V.R. Ranganath	Director
V.R. Ranganath

/s/ Luigi Caramico	Director and V.P., Corporate Strategy
Luigi Caramico

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification — Principal Accounting Officer.
32	Section 1350 Certifications.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document