Form 10-K/A
period 2011-12-31
KRANEM CORP
filed 2012-05-29
CIK 1309764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2011, which was originally filed with the Securities and Exchange Commission on May 18, 2012 (the “Form 10-K”), is being filed to correct minor, immaterial typographical errors in the financial statements included under Item 8 of the Form 10-K, which financial statements are included herewith in their entirety, and for purposes of furnishing Interactive Data File disclosure as Exhibit 101 in accordance with Rule 405 of Regulation S-T.

Other than as expressly set forth above, this Amendment No. 1 to Form 10-K does not, and does not purport to, amend, update or restate the information in any other item of the Form 10-K, or reflect any events that have occurred after the Form 10-K was originally filed; however, this Amendment includes as exhibits 31.1, 31.2 and 32 new certifications by the Company’s Chief Executive Officer and Chief Financial Officer.

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

De Joya Griffith & Company, LLC
/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
May 16, 2012

Kranem Corporation
Consolidated Balance Sheets (Audited)

	31-Dec-11	31-Dec-10
	US $	US $
ASSETS
Current Assets:
Cash and cash equivalents	420,011	545,374
Available for sale financial assets	-	172,538
Financial assets	877,862	455,856
Accounts receivable, net of allowance for doubtful debts	9,595,288	5,422,723
Accounts receivable - related parties	2,267,585	-
Inventories	207,345	145,023
Deferred tax assets, net	70,168	123,839
Current tax assets net of provision for income tax	-	306,570
Prepaid expenses and other current assets	260,473	176,712
Total Current Assets	13,698,732	7,348,635
Non-Current Assets:
Property, plant and equipment, net	375,384	1,001,511
Intangible assets, net	4,375,550	47,730
Financial assets	579,124	81,925
Deferred tax assets, net	16,024	3,202
Other non-current assets	116,624	173,071
Total Non-Current Assets	5,462,706	1,307,439
TOTAL ASSETS	19,161,438	8,656,074

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts payable	5,286,385	1,473,734
Accounts payable - related parties	1,228,646	1,078,831
Deferred revenues	-	88,215
Short-term note	3,062,914	-
Short-term loan - related parties	382,939	502,666
Accrued payroll	370,979	-
Current tax liability, net of tax assets	78,042	-
Other current liabilities	863,007	411,034
Total Current Liabilities	11,272,912	3,554,480
Non-Current Liabilities:
Long-term debt
Defined benefit obligation	121,867	-
Other non-current liabilities - related parties	16,144	-
Long- term provisions	220,538	83,823
Total non-current liabilities	358,549	83,823
STOCKHOLDERS’ EQUITY
Preferred Stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, no par value, 50,000,000 shares authorized, 39,888,750 and 26,592,500 shares issued and outstanding as of December 31, 2011 and 2010, respectively	1,583,112	472,004
Additional paid-in-capital	126,350	-
Stock payable	1,300,000
Retained earnings	5,567,598	4,249,737
Accumulated Other Comprehensive Income	(1,047,083)	296,030
Total Stockholders’ Equity	7,529,977	5,017,771
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	19,161,438	8,656,074

KRANEM CORPORATION
Consolidated Statements of Operations (Audited) for the Years ended December 31

	2011	2010
	US $	US $
REVENUES
Revenue	8,316,244	7,922,315
COST OF REVENUES	3,554,627	4,075,434
GROSS PROFIT	4,761,617	3,846,881
OPERATING EXPENSES
Research & Development	957,606	1,002,980
Selling and Marketing	477,127	418,451
General and Administrative Expenses	1,853,281	545,648
Total Operating Expenses	3,288,014	1,967,079
OPERATING INCOME	1,473,603	1,879,802
Finance Costs	(119,205)	(20,634)
Non Operating Income	330,506	416,378
Income before Income Taxes	1,684,904	2,275,546
Tax Expenses	367,043	276,175
Net Income	1,317,861	1,999,371
Earnings per Equity share
Basic	0.04	0.08
Diluted	0.04	0.08
Weighted average number of equity shares used in computing earnings per equity share
Basic	34,169,541	26,592,500
Diluted	37,135,690	26,592,500

	31-Dec-11	31-Dec-10
	US $	US $
Other Comprehensive Income (Loss)
Net Income	1,317,861	1,999,371
Actuarial Gains and Losses on Employee benefits	-	-
Less: Tax effect	22,621	2,297
Foreign Currency Translation Reserve	(1,365,734)	163,933
Total Comprehensive Income	(25,252)	2,165,601

Kranem Corporation
Statement of Cash Flows (Audited)

	For the Years Ended
	Consolidated	Consolidated
	31-Dec-11	31-Dec-10
	US $	US $
Cash flows from Operating Activites:
Net Income	1,317,861	1,999,371
Adjustments:
Depreciation and amortization	311,837	153,818
Loss/(Profit) on sale of Property, Plant and Equipment	10,389	2,110
Stock-Based Compensation Expense, Net	322,551	299,446
Provision for Taxation	-	-
Dividend Income	-	(5,082)
Deferred Taxes	23,596	(23,270)
Currency Translation Reserve	-	-
Fair value Adjustments	(62,367)	40,656
Others , net	-	-
Interest (Accrual) / Reversal on Fixed Deposits	(2,829)	1,307
Provision for Gratuity and Leave Encashment	24,885	32,832
Amortization of Prepaid Rent	23,821	9,025
Provision of Warranty Expenses	-	-

Changes in Asset / Liabilities
(Increase)/Decrease in other Non-current Assets	33,215	265,520
(Increase)/Decrease in Inventories	275,801	2,169,438
(Increase)/Decrease in Trade Receivables	(4,405,833)	4,155,948
Increase/(Decrease) in Tax Assets	(7,720)	(198,702)
(Increase)/Decrease in Financial Assets	24,128	(83,587)

(Increase)/Decrease in Prepaid & other current Assets	411,506	3,840,519
Increase/(Decrease) in Long term Provisions	12,551	(14,404)
Increase/(Decrease) in Trade Payable	409,373	(12,448,340)
Increase/(Decrease) in Deferred Revenues	(74,205)	(832,539)
Increase/(Decrease) in Short Term Loans	(166,987)	(476,559)
Increase/(Decrease) in Stock Payable	1,381,667	-
Increase/(Decrease) in Current Tax Liabilities	-	-
Increase/(Decrease) in Other Non Current Liabilities	506,681	10,402
Net Cash from Operating Activities	369,921	(1,102,091)

Cash flows from Investing Activites:
Dividend Income	-	-
Investments in Fixed Deposits placed with Banks	-	(235,974)
Withdrawal of Fixed Deposits placed with Banks	657	1,639,720
Investment in Mutual Fund Units	(919,583)	(1,283,196)
Redemption of Mutual Fund Units	1,064,978	1,115,822
Proceeds from Sale of Fixed Assets	84,579	2,008
Expenditure on property, plant and equipment	(20,382)	(48,502)
Acquisition of Assets	(9,055,553)	-
Net Cash from Investing Activities	(8,845,304)	1,189,878

Cash flows from Financing Activites:
Donated Capital	-	-
Increase/(Decrease) in Short Term Loans	2,687,698	-
Increase/(Decrease) in Due to Related Party	25,564	-
Issuance of Common Shares	5,431,375	-
Net Cash from Financing Activities	8,144,637	-

Translation Effect of Exchange Rate	(192,355)	42,990

Net Increase / (decrease) in cash and cash equivalents during the period	(523,101)	130,777

Cash and cash equivalents at the beginning of the period	545,374	397,987
Effect of exchange rate changes on cash and cash equivalents	(126,820)	16,609
Cash and Cash Equivalents at the end of the period	420,011	545,374

KRANEM CORPORATION
STATEMENT OF STOCKHOLDER’S EQUITY
(AUDITED)

	Preferred Stock		Common Stock					Accumulated
					Additional			Other	Total
					Paid-	Stock	Retained	Comprehensive	Stockholder’s
	Shares	Amount	Shares	Amount	in Capital	Payable	Earnings	Income	Equity

Balance, December 31, 2009	-	$-	26,592,500	$472,004	$-	$-	$2,250,366	$129,800	$2,852,170

Foreign currency translation reserve								163,933	-
Actuarial gains and losses on employee benefits								2,297	-
Net Loss	-	-	-	-	-	-	1,999,371		1,999,371

Balance, December 31, 2010	-	-	26,592,500	472,004	-	-	4,249,737	296,030	5,017,771

May 2011

Net share issued under recapitalization	-	-	6,648,125	-	-	-	-	-	-

June 2011
Acquisition of IP $0.835656 per share
no par value per share.	-	-	6,648,125	1,111,108	-	-	-	-	1,111,108
September-11
Issuance of options to employees	-	-	-	-	28,350	-	-	-	28,350
October-11
Issuance of warrants	-	-	-	-	98,000	-	-	-	98,000

November 2011
Acquisition of Alfa Sistemi and Adora $1.00 per share
no par value per share.	-	-	-	-	-	1,300,000	-	-	1,300,000

Foreign currency translation reserve								22,621
Actuarial gains and losses on employee benefits								(1,365,734)
Net Profit/(Loss)	-	-	-	-	-	-	1,317,861		1,317,861

Balance, December 31, 2011	-	$-	39,888,750	$1,583,112	$126,350	$1,300,000	$5,567,598	$(1,047,083)	$7,529,977

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