Form 10-K/A
period 2011-12-31
KRANEM CORP
filed 2012-06-19
CIK 1309764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

At June 18, 2012, there were 39,959,338 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-K for the fiscal year ended December 31, 2011, which was originally filed with the Securities and Exchange Commission on May 18, 2012 (the “Form 10-K”), as amended by Amendment No. 1 filed with the Securities and Exchange Commission on May 29, 2012 (the “Form 10-K/A-1”), is being filed to present consolidated financial statements which differ from those attached to our Forms 10-K and 10-K/A-1. At the time we filed our Form 10-K, we believed we had the consent of our independent accounting firm, De Joya Griffith & Company, LLC ("De Joya Griffith”), for that filing. After the Form 10-K was filed, however, De Joya Griffith informed us they had not provided their consent, their audit had not been completed, and further changes to our financial statements were required. The financial statements filed with this Amendment No. 2 incorporate those changes as well as additional changes deemed appropriate by our management and our independent accounting firm. We believe these changes are a restatement of our previously filed financial statements; De Joya Griffith believes this is the first presentation of audited financial statements for the period ending December 31, 2011, for the reasons indicated above, and therefore does not constitute a restatement. The differences between the financial statements attached to this Amendment No. 2 and the previously filed financial statements may be summarized as follows:

Consolidated Balance Sheet as of December 31, 2011

  To increase Deferred Tax Assets by $28,867, from $70,168 to $99,035;

  To increase Net Intangible Assets by $45,352, from $4,375,550 to $4,420,902;

  To decrease Financial Assets by ($179,012), from $579,124 to $400,112, to reflect a purchase price allocation adjustment;

  The changes described above decrease Total Assets by ($104,793), from $19,161,438 to $19,056,646, or 0.5%.

  To increase/decrease Accounts Payable and short-term/long-term Borrowings, due primarily to reclassifications, resulting in a net increase in Total Liabilities of $60,000, from $11,631,461 to $11,691,461, or 0.5%.

  To decrease Stock Payable by $80,000, from $1,300,000 to $1,220,000;

  Retained Earnings decrease by ($248,555), from $5,567,598 to $5,319,043, resulting from the corrections to the Consolidated Statement of Operations described below;

  To increase Accumulated Other Comprehensive Income by $164,763, from ($1,048,083) to ($883,320), to reflect an adjustment to the foreign currency translation reserve;

  The changes described above decrease Stockholders’ Equity by ($164,792), from $7,528,977 to $7,365,185, or 2.2%.

Consolidated Statement of Operations and Comprehensive Income (Loss) for the Year Ended December 31, 2011

  To increase Cost of Revenues by ($41,212), from $3,554,627 to $3,595,839;

  To increase Selling and Marketing Expense by ($60,001), from $477,127 to $537,128;

  To increase General and Administrative Expense by ($52,027), from $1,853,281 to $1,905,308;

  To decrease Non Operating Income by ($124,180), from $330,506 to $206,326, to reflect a purchase price allocation adjustment;

  To decrease Tax Expenses by $28,867, from $367,043 to $338,176;

  The changes described above decrease Net Income by ($248,555), from $1,317,861 to $1,069,306, and Basic and Diluted earnings per equity share by ($.01), from $.04 to $.03.

Consolidated Statement of Cash Flows for the Year Ended December 31, 2011

As described in our Form 10-K and in Note 2 to our 2011 financial statements, our acquisitions of Adora ICT Srl. and Alfa Sistemi Telemedia Srl. in the fourth quarter of 2011 included both cash (payable at a future date) and stock consideration. We presented the effects of these acquisitions in our Statement of Cash Flows in a manner consistent with the treatment of other acquisitions in previous interim financial statements. However, our independent accounting firm has advised us they believe this treatment was incorrect in that it overstated net cash used in investing activities and understated net cash used in operating activities additionally we did not show the non-cash investing and financing impact of these acquisitions. Our Consolidated Statement of Cash Flows has therefore been replaced.

Notes to Consolidated Financial Statements

  In addition to updating the notes to reflect the changes described above, we have made the following additional changes.

  We have expanded our subparagraph (i) under “B. Summary of significant accounting policies” to further explain our receivable from our major customer, the Government of India.

  We have revised subparagraph (l) under “B. Summary of significant accounting policies” to increase the allocation to intangible assets as part of the purchase price for the Alfa Sistemi and Adora acquisitions.

  We have expanded Note 3(a) to make clear that the loan to one of our Directors, which has been extended through December 31, 2012, “was granted prior to 2009 and has not been repaid.”

  We have replaced Note 3(c) in its entirety.

  We have added Note 3(d).

  We have expanded Note 12 to include new tables providing information on the terms of our short-term notes payable; the total principal payments due in respect of our short-term notes payable for each of the five years following December 31, 2011; our credit facilities; and our long-term notes payable.

Based on the above, our Form 10-K and 10-K/A-1 filed on May 18, 2012 should not be relied upon.

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

Taxation

Kranem Corporation and Xalted Networks are subject to United States taxes. The Company has not provided U.S. deferred taxes on cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. These earnings relate to ongoing operations and, at December 31, 2011 and December 31, 2010, were approximately $1.6 million and $2.3 million, respectively. Most of these earnings have been reinvested in active non-U.S. business operations and we do not intend to repatriate these earnings to fund U.S. operations. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely. Deferred taxes are provided for earnings of non-U.S. affiliates and associated companies when we plan to remit those earnings.

In India the corporate income tax rate for an Indian company is a flat rate of 30%. For companies with a gross revenue in excess of Rs. 10,000,000 (approximately $226,400), there is a 5% surcharge. There is also an education fee of 3%, which is applied to both the corporate tax and surcharge. The combination of these three corporate taxation items produces an effective tax rate for Indian companies with gross revenue in excess of Rs. 10,000,000 of 32.5%. Due to the various tax holidays enjoyed by Xalted Information, it is currently paying a corporate tax rate of approximately 12%. However, the current tax rate will begin to increase during 2011 as the first of the tax holidays begins to expire. Based on the Indian corporate tax rate and the distribution of income among our business units, we believe that our average tax rate across all our Indian business units will rise gradually from about 20% in 2011 to 30% in 2019.

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

Results of Operations - Comparison of the Years Ended December 31, 2011 and 2010

We recorded net income of $1,069,306 and $1,999,371 for the years ended December 31, 2011 and 2010, respectively. On a basic and diluted per share basis, net income was $0.03 for the year December 31, 2011 compared to net income of $0.09 for the year ended December 31, 2010. We may incur net losses in future periods due to sales volatility, future spending and fluctuations in our business, and we may not achieve or maintain sustained profitability in the future years.

Revenues

	For the Years Ended
	December 31,
	2011	2010
Revenue	$8,316,244	$7,922,315
Cost of Revenue	3,595,839	4,075,434
Gross Profit	4,720,403	3,846,881
Operating Expenses	3,400,042	1,967,079
Operating Income/(Loss)	1,320,361	1,879,802
Other Income/(Expense)	87,121	395,744
Income before Income Taxes	1,407,482	2,275,546
Income taxes	338,176	276,175
Income after taxes	1,069,306	1,999,371

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

Cost of revenue. Our cost of revenue primarily consists of the purchase of third party software and deployment costs. Our cost of revenue was $3,595,839 for the year ended December 31, 2011, compared to $4,075,434 for the year ended December 31, 2010. Cost of revenue decreased $479,595 for the year ended December 31, 2011, compared to the year ended December 31, 2010. The decrease in cost of revenue was primarily due to lower installation and start-up costs associated with a couple of projects in 2011.

Gross profit and gross margin. Our gross profit is equal to the difference between our revenues and our cost of revenue. Our gross profit was $4,720,403 for the year ended December 31, 2011, compared to $3,846,881 for the year ended December 31, 2010. Our gross profit increased by $873,522 for the year ended December 31, 2011, compared to the year ended December 31, 2010. The increase in the gross margin was directly attributable to a 5% increase in revenue and a slight reduction in installation and start-up costs.

Selling and marketing expenses. Our selling and marketing expenses consist primarily of compensation and benefits to our sales and marketing staffs, business travels after-sale support, transportation costs and other sales related costs. Our selling and marketing expenses were $537,128 for the year ended December 31, 2011, compared to $418,451 for the year ended December 31, 2010. Our selling and marketing expenses increased by $118,677 for the year ended December 31, 2011, compared to the year ended December 31, 2010. The increase in the expenses is predominately attributable to the acquisition of two businesses in Italy.

General and administrative expenses. General and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operations. Our general and administrative expenses were $1,905,308 for the year ended December 31, 2011, compared to $545,648 for the year ended December 31, 2010. Our general and administrative expenses increased by $1,359,660 for the year ended December 31, 2011, compared to the year ended December 31, 2010. The increase in the general and administrative expenses is approximately 65% associated with the recapitalization that the Company completed on May 13, 2011.  Another large contributor to the increase was the increase in the amortization expense for the Company, which is associated with the acquisitions that the Company completed.

Total other income (expenses). We had $87,121 in total other income in the year ended December 31, 2011, as compared to $395,744 in total other income in the year ended December 31, 2010.

Income before income taxes. Our income before income taxes decreased by $868,064 to $1,407,482 for the year ended December 31, 2011, from $2,275,546 for the year ended December 31, 2010. The decrease in income before income taxes is attributable to a combination of higher operating expenses and a decline in total other income during 2011.

Income tax expense. Income tax expense increased by $90,868 to $338,176 for the year ended December 31, 2011, from $276,175 for the year ended December 31, 2010. The increase in income tax expense was due primarily to the increase in the Company’s tax rate at its Indian subsidiary, the increase in Xalted Information’s tax rate was associated with the expiration of certain tax benefits in India. The other contributing factor was the acquisition of the two Italian subsidiaries, which increased the Company’s over all taxes..

Net income. As a result of the factors described above, net income decreased by $930,062 to $1,069,309 for the year ended December 31, 2011, from $1,999,371 for the year ended December 31, 2010.

Liquidity and Capital Resources

As of December 31, 2011, we had cash and cash equivalents of $420,011, compared to $545,374 as of December 31, 2010. In addition, we had other financial assets available for sale of $0 at December 31, 2011, compared to $172,538 at December 31, 2010. These other financial assets were comprised of shares of publicly traded mutual funds. We sold our entire investment in those funds prior to December 31, 2011. To date, we have financed our operations primarily through cash flows from operations, debt financing and augmented by equity contributions by our stockholders. We do not anticipate the need to repatriate any material amounts of the cash, cash equivalents and financial assets to the United States, but to the extent amounts are repatriated, we would become subject to tax in the United States on such amounts.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow

	As of December 31,
	2011	2010
Net cash provided by (used in) operating activities	$(1,008,006)	(712,371)
Net cash provided by (used in) investing activities	828,954	1,191,185
Net cash provided by (used in) financing activities	363,988	(476,559)
Effect of exchange rate changes on cash balance	(310,238)	145,132
Net increase in cash and cash equivalents	(125,362)	147,387
Cash and cash equivalents at beginning of the period	545,374	397,987
Cash and cash equivalents at end of the period	420,011	545,374

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

Net cash used by operating activities was ($1,008,006) during the year ended December 31, 2011, as compared to net cash used in operating activities of $(712,3710) during the year ended December 31, 2010. The increase in net cash generated by our operating activities was mainly due to the Company’s profitability in 2011.

Investing Activities

Net cash generated by investing activities was $828,954 during the year ended December 31, 2011, as compared to net cash provided by investing activities of $1,191,185 during the year ended December 31, 2010. The decrease in net cash provided by investing activities in 2011 is attributable to the Company’s need for cash obtained through the sale of Financial Assets.

Financing Activities

Net cash provided by investing activities was $363,988 during the year ended December 31, 2011, as compared to Net cash used of ($475,559) during the year ended December 31, 2010. The increase in net cash provided by financing activities in 2011 is attributable to an increase in short-term borrowings by the Company.

Loan Commitments

As of December 31, 2011, the Company had the following loan commitments: a one-year convertible promissory amount in the principal amount of $400,000, held by Investco, a British Virgin Islands company, having a maturity date of June 29, 2012, a short-term promissory note to Xalted Holding in the remaining principal amount of $35,000, with a maturity date of October 16, 2012, a short-term convertible promissory note to Empire Capital Partners, L.P. in the principle amount of $250,000 with a maturity date of March 19, 2012, and promissory note to the shareholders of Alfa Sistemi Telemedia Srl. in the principle amount of $800,000 due upon the completion of a capital increase. There are two promissory notes due to the owners of Adora ICT Srl. in the principle amount of approximately $500,000 each. The exact amount of the Adora promissory notes will not be known until full year’s audit of Adora’s 2011 financial performance is completed. Upon completion of the 2011 audit the first promissory note will be due and payable upon the completion of a capital raise. The second promissory note will not be due and paid until after the 2012 audit has been completed.

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

The acquisitions of Alfa Sistemi Telemedia and Adora ICT resulted in a purchase price of approximately $3.02 million, which based upon the purchase price allocation accounted for $3.3 million to intangible assets. In both acquisitions the approximate amount of $1.5 million (Alfa Sistemi) and $0.8 million (Adora) in intangible assets was attributed to the acquisition of the customer base and in the instance of Adora ICT, we attributed $1.0 million dollars to the acquisition of intellectual property related to the enterprise security. Amortization of internal use intellectual property and customers begins when the first sale to an existing customer occurs and continues on the straight-line method generally over a period of seven years

Amortizable intangible assets are amortized over their estimated useful lives in proportion to the economic benefits consumed in each period. The estimated useful life of the Intangible assets is 5 to 7 years.

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

Current income taxes:  The Company assesses its current income tax expense based upon the taxes due in each of operating tax jurisdictions, which is comprised of the U.S., India and Italy. The Company is currently enjoying the benefit of a partial tax holiday in India through its subsidiary, Xalted Information Systems. India is also the Company’s main operational unit with the largest portion of the Company’s revenue and income occurring in a tax jurisdiction. The current income tax expense includes Indian income taxes payable for Xalted after taking credit for benefits available for operations in Software Technology Parks (or STPs) and export earnings, and after offsetting benefits under tax avoidance treaties for foreign taxes payable in overseas jurisdictions. Current income tax payable is computed in accordance with the tax laws applicable in India. The amounts paid are generally available for offset as tax credits in India towards the income tax liability.

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

Our internal control over financial reporting was not effective as a result of the following identified material weakness:

The Company maintains inadequate staffing, supervision and controls over financial reporting that could lead to the untimely identification and resolution of accounting and disclosure matters and failed to perform timely and effective reviews of accounting and disclosure matters. Additionally, the Company does not have an effective internal communication process for financial information to ensure all transactions are properly accounted for under GAAP. As a result of the above referenced material weaknesses the Company's audit resulted in a significant number of adjustments.

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

14.1	Code of Ethics . NONE
31.1*	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification — Principal Accounting Officer.
32**	Section 1350 Certifications.
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

**In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

***XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

AUDITED FINANCIAL STATEMENTS

KRANEM CORPORATION

December 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Kranem Corporation

We have audited the accompanying consolidated balance sheets of Kranem Corporation (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended. Kranem Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kranem Corporation as of December 31, 2011 and 2010 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

De Joya Griffith & Company, LLC
/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
June 15, 2012

Kranem Corporation
Consolidated Balance Sheets (Audited)

	December 31,	December 31,
	2011	2010
	US $	US $
ASSETS
Current Assets:
Cash and cash equivalents	$420,012	$545,374
Available for sale financial assets	-	172,538
Financial assets	877,864	455,856
Accounts receivable, net of allowance for doubtful debts	9,595,288	5,422,723
Accounts receivable - related parties	2,267,584	-
Inventories	207,345	145,023
Deferred tax assets, net	99,035	123,839
Current tax assets net of provision for income tax	-	306,570
Prepaid expenses and other current assets	260,473	176,712
Total Current Assets	13,727,601	7,348,635
Non-Current Assets:
Property, plant and equipment, net	375,384	1,001,511
Intangible assets, net	4,420,902	47,730
Financial assets	400,112	81,925
Deferred tax assets, net	16,024	3,202
Other non-current assets	116,623	173,071
Total Non-Current Assets	5,329,045	1,307,439
TOTAL ASSETS	$19,056,646	$8,656,074

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts payable	$5,812,585	$1,473,734
Accounts payable - related parties	1,110,385	1,078,831
Deferred revenues	-	88,215
Credit facilities	612,914	-
Short-term note	1,700,000	-
Short-term loan - related parties	285,000	-
Accrued payroll	370,979	-
Current tax liability, net of tax assets	78,042	-
Other current liabilities	863,007	913,700
Total Current Liabilities	10,832,912	3,554,480
Non-Current Liabilities:
Long-term debt
Defined benefit obligation	121,867	-
Other non-current liabilities - related parties	16,144	-
Long- term note	500,000
Long- term provisions	220,538	83,823
Total non-current liabilities	858,549	83,823
TOTAL LIABILITIES	11,691,461	3,638,303
STOCKHOLDERS’ EQUITY
Preferred Stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, no par value, 50,000,000 shares authorized, 39,888,750 and 26,592,500 shares issued and outstanding as of December 31, 2011 and 2010, respectively	1,583,112	472,004
Additional paid-in-capital	126,350	-
Stock payable	1,220,000	-
Retained earnings	5,319,043	4,249,737
Accumulated Other Comprehensive Income	(883,320)	296,030
Total Stockholders’ Equity	7,365,185	5,017,771
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$19,056,646	$8,656,074

KRANEM CORPORATION
Consolidated Statements of Operations and Comprehensive Income (Loss) (Audited)
For the Years ended December 31,

	2011	2010
	US $	US $
REVENUES
Revenue	$8,316,242	$7,922,315
COST OF REVENUES	3,595,839	4,075,434
GROSS PROFIT	4,720,403	3,846,881
OPERATING EXPENSES
Research & Development	957,606	1,002,980
Selling and Marketing	537,128	418,451
General and Administrative Expenses	1,905,308	545,648
Total Operating Expenses	3,400,042	1,967,079
OPERATING INCOME	1,320,361	1,879,802
Finance Costs	(119,205)	(20,634)
Non Operating Income	206,326	416,378
Income before Income Taxes	1,407,482	2,275,546
Tax Expenses	(338,176)	(276,175)
Net Income	$1,069,306	$1,999,371
Earnings per Equity share
Basic	$0.03	$0.08
Diluted	$0.03	$0.08
Weighted average number of equity shares used in computing earnings per equity share
Basic	34,169,541	26,592,500
Diluted	37,055,690	26,592,500

	2011	2010
	US $	US $
Other Comprehensive Income (Loss)
Net Income	$1,069,306	$1,999,371
Actuarial Gains and Losses on Employee benefits
Less: Tax effect	22,621	2,297
Foreign Currency Translation Reserve	(1,201,971)	163,933
Total Comprehensive Income (Loss)	$(110,044)	$2,165,601

Kranem Corporation
Consolidated Statements of Cash Flows (Audited)

	For the Years Ended
	December 31,
	2011	2010
	US $	US $
Cash flows from Operating Activities:
Net Income	$1,069,306	$1,999,371
Adjustments:
Depreciation and amortization	312,381	153,818
Loss/(Profit) on sale of Property, Plant and Equipment	10,389	(2,110)
Stock-Based Compensation Expense	44,684	-
Provision for Taxation	277,871	299,446
Dividend Income	-	(5,082)
Deferred Taxes	(5,271)	(23,270)
Gains on investments held in trading securities	(62,367)	(40,656)
Provision for Gratuity and Leave Encashment	24,885	32,832
Changes in Asset / Liabilities
(Increase)/Decrease in other Non-current Assets	33,215	265,520
(Increase)/Decrease in Inventories	281,769	2,169,438
(Increase)/Decrease in Accounts Receivable	(4,489,824)	4,155,948
Increase/(Decrease) in Deferred Tax Assets	(7,720)	(198,702)
(Increase)/Decrease in Financial Assets	24,128	(83,587)
(Increase)/Decrease in Prepaid & other current Assets	532,718	3,849,544
Increase/(Decrease) in Long term Provisions	12,551	(14,404)
Increase/(Decrease) in Deferred Revenues	(74,205)	(832,539)
Increase/(Decrease) in Trade Payable	633,288	(12,448,340)
Increase/(Decrease) in Other Non Current Liabilities	374,136	10,402
Net Cash from Operating Activities	(1,008,066)	(712,371)

Cash flows from Investing Activities:
Investments in Fixed Deposits placed with Banks	(2,829)	(235,974)
Withdrawal of Fixed Deposits placed with Banks	657	1,641,027
Investment in Financial Assets	(918,625)	(1,283,196)
Redemption of Financial Assets	1,064,978	1,115,822
Proceeds from Sale of Fixed Assets	84,579	2,008
Expenditure on property, plant and equipment	(20,382)	(48,502)
Cash acquired from acquisition of Alfa and Adora	620,576	-
Net Cash from Investing Activities	828,954	1,191,185
Cash flows from Financing Activities:
Increase/(Decrease) in Short Term Loans and credit lines	363,988	(476,559)
Net Cash from Financing Activities	363,988	(476,559)

Translation Effect of Exchange Rate	(310,238)	145,132

Net Increase / (decrease) in cash and cash equivalents during the period	(125,362)	147,387

Cash and cash equivalents at the beginning of the period	545,374	397,987

Cash and Cash Equivalents at the end of the period	$420,012	$545,374

Non-Cash Investing and Financing Activity:
Acquisition of Investco, shares issued	$1,111,108	$-
Acquisition of Investco, note issued	$400,000	$-
Prepaid consulting, warrants issued	$81,666	$-
Net assets acquired from Alfa Sistem	$922,982	$-
Net assets acquired from Adora	$1,475,442	$-
Acquisition of Alfa and Adora, shares issued	$1,220,000	$-
Acquisition of Alfa and Adora, notes issued	$1,800,000	$-

Kranem Corporation
Consolidated Statement of Stockholder’s Equity
For the Years Ended December 31, 2011 and 2010
(AUDITED)

	Preferred		Common Stock					Accumulated
	Stock
					Additional			Other	Total
					Paid-in	Stock	Retained	Comprehensive	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Payable	Earnings	Income	Equity

Balance, December 31, 2009	-	$-	26,592,500	$472,004	$-	$-	$2,250,366	$129,800	$2,852,170

Foreign currency translation reserve	-	-	-	-	-	-	-	163,933	163,933
Actuarial gains and losses on employee benefits	-	-	-	-	-	-	-	2,297	2,297
Net income	-	-	-	-	-	-	1,999,371	-	1,999,371

Balance, December 31, 2010	-	-	26,592,500	472,004	-	-	4,249,737	296,030	5,017,771

May 2011

Net share issued under recapitalization	-	-	6,648,125	-	-	-	-	-	-

June 2011
Acquisition of IP $0.835656 per share no par value per share.	-	-	6,648,125	1,111,108	-	-	-	-	1,111,108
September-11
Issuance of options to employees	-	-	-	-	28,350	-	-	-	28,350
October-11
Issuance of warrants	-	-	-	-	98,000	-	-	-	98,000

November 2011
Acquisition of Alfa Sistemi and Adora $1.00 per share no par value per share.	-	-	-	-	-	1,220,000	-	-	1,220,000

Foreign currency translation reserve	-	-	-	-	-	-	-	(1,201,971)	(1,201,971)
Actuarial gains and losses on employee benefits	-	-	-	-	-	-	-	22,621	22,621
Net income	-	-	-	-	-	-	1,069,306	-	1,069,306

Balance, December 31, 2011	-	$-	39,888,750	$1,583,112	$126,350	$1,220,000	$5,319,043	$(883,320)	$7,365,185

KRANEM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Audited)

Note 1 – Basis of presentation

The financial statements included herein, are presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by Kranem Corporation (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

On May 13, 2011, the Company executed and closed a transaction under a Share Exchange Agreement with Xalted Networks, Inc., or Xalted Networks, a Delaware holding company with an operating subsidiary in India. The transaction under the Share Exchange Agreement with Xalted Networks is accounted for as a reverse recapitalization, equivalent to the issuance of stock by a private company for the net monetary assets of a non-operational public company accompanied by a recapitalization. The accounting is similar to that resulting from a reverse acquisition, except that no goodwill or other intangible assets are recorded. Accordingly, the historical financial data accompanying these financial statements are that of Xalted Networks, primarily its operating subsidiary in India. Since the closing of the Share Exchange Agreement, the Company has been engaged in the provision of advanced software solutions that enable companies and public organizations, including governments and law enforcement agencies, to capture, manage and analyze structured and unstructured data to enhance business and operational performance and address security threats. The two principal markets that our software solutions address are the telecom security market and the homeland security market. The Company includes law enforcement as part of the homeland security market. The Company’s current and past geographic focus is on India and the surrounding countries in Asia, Africa, and the Middle East.

The Company’s recapitalization with Xalted Networks and its operating subsidiary, Xalted Information Systems (Pvt.) Ltd., or Xalted Information, was accomplished by the forgiveness of $2,500,000 of debt issued by Xalted Network’s parent, Xalted Holding Corporation, or Xalted Holding, which were acquired from three note holders in exchange for the issuance to them of an aggregate of 14,958,280 shares of our common stock; the issuance to Xalted Holding of 11,634,220 shares of our common stock; and the cancellation of an aggregate of 14,687,500 outstanding shares of our common stock held by three individuals. As a result and immediately after the closing of, these transactions, the former Xalted Holding note holders held directly 45% of our issued and outstanding stock. Xalted Holding held directly 35% of our issued and outstanding common stock. The remaining 20% was held by the shareholders of Kranem Corporation of record immediately before the closing of the transactions. The share amounts in these financials reflect the amounts of shares held by the shareholders following the stock dividends issued on July 28, 2011.

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

Acquisition of Alfa Sistemi Telemedia Srl.

On November 30, 2011, we entered into a Stock Purchase Agreement, or the Alfa Sistemi Purchase Agreement, to acquire 100% ownership of Alfa Sistemi Telemedia Srl, an Italian company, or Alfa Sistemi, from Mr. Aldo Greco and Ms. Mario Fausto Greco, the existing stockholders of Alfa Sistemi for (a) $800,000 in cash, payable on the later of (i) 6 months from the effective date of the Alfa Sistemi Purchase Agreement or (ii) the date of the Company’s equity next financing and (b) 200,000 shares of common stock to be issued as soon as possible. Alfa Sistemi provides telecommunications equipment and services to various customers in Italy.

Acquisition of Adora ICT Srl.

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

A. Description of business

Kranem Corporation (hereinafter refer to as "Kranem" , "We" or "the Company" ) primarily conduct its operations from Xalted Networks, a wholly owned subsidiary. Xalted Networks Inc through its subsidiary Xalted Information Systems Pvt. Ltd. (hereinafter referred to as "Xalted" ) provides advanced software solutions that enable companies and public organizations, including governments and law enforcement agencies, to capture, manage and analyze structured and unstructured data to enhance business and operational performance and address security threats. The two principal markets that our software solutions address are the telecom security market and the homeland security market. Xalted includes law enforcement as part of the homeland security market. Our current and past geographic focus is on India and the surrounding countries in Asia, Africa, and the Middle East.

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

a)

Basis of preparation: The consolidated financial statements of the Company are prepared in accordance with Generally Accepted Accounting Principles in the United States ("US GAAP"). The financial statements are presented in United States Dollars ($). The financial statements are prepared for the calendar year ended December 31, 2011 with comparatives for the previous calendar year December 31, 2010.

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

The functional currency of the company is U.S. Dollars; however, as the bulk of the Company’s operations are outside the United States and located in either India or Italy; the two dominant currencies in the company are the Indian Rupee (Rs) and Euro (€). In order to present the financial statement in United States Dollars ($), the results and financial position are translated as follows:

•	Assets and liabilities except equity and retained earnings are translated at the closing exchange rate at the date of the Balance Sheet.

•	Income and expenditure for each income statement are translated at quarterly average exchange rate during each period.

•

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

g)

Cash and cash equivalents: the Company considers investments in highly liquid instruments that are purchased with remaining maturities, of three months or less to be cash equivalents. Cash and claims to cash that are restricted as to withdrawal or use in the ordinary course of business is classified separately under other current and non-current assets.

h)

Fair value of financial instruments: Effective April 1, 2010, the Company adopted SFAS No. 157 (ASC No 820) limited to financial assets and liabilities, which primarily relate to it’s investments. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable and consists of the following three levels: Level 1- Inputs are quoted prices in active markets for identical assets or liabilities.

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

i)

Accounts Receivable: The prerequisites for billing the customer are determined by the terms of sale that are negotiated with the customer and stated in the customer’s contract. The terms of sale or billing will vary dependant upon the type of customer. Government Contracts tend to be more complex and detailed due to requirements such as acceptance testing etc. Contracts with private companies tend to be more standardized. The standard terms of sale through our Xalted operations are net 60 or net 90 days. For larger projects, the process dictates that the Company bid on the project, which will include pricing and terms of sale. The perspective customer will outline the payment terms they require as part of the bidding proposal. In our two Italian subsidiaries (Alfa Sistemi and Adora ICT), the standard terms of sale are net 120 or net 150 days EOM (End-Of-Month).

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

Of the $2,792,510 receivable outstanding as of December 31, 2011, approximately $2.3 million is a receivable with the Government of India. The delay in payment from the Government of India is due to the hardware system has not been completed that will operate the Company’s software. Accordingly, the software has been delivered but cannot be installed, which triggers the payment of the invoice. The Government of India’s acceptance of delivery of the software allowed for the invoicing of the software. As of March 31, 2012 the hardware was not operational. Another $216,268 is fully reserved. The remainder is composed of a number of receivables, no one of which exceeds $100,000.

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

The Company’s Xalted operations owned a leasehold land in Whitefield, Bangalore which was allotted to the Company by Karnataka Industrial Areas Development Board (KIADB) in 2004. The Company being unable to fulfill the conditions laid down by KIADB, sold the leasehold land on 14th January, 2011 to Krishil Tech Park Private Ltd., Bengaluru, (a related party) with Mr. Pratap. S. Kondamoori and Mr. Rajendra Manikonda, Directors of the Company being also nominated Directors in Krishil Tech Park Pvt. Ltd., in order to fulfill the conditions laid down by KIADB with no vested interest, for a total consideration of $781,076. The Book Value of Land as on December 31, 2010 is $803,412.

l)

Intangible Assets: The Company amortizes intangible assets over their estimated useful life on a straight-line basis unless such life is deemed indefinite. The intangible asset of the Company comprises of internal use software. Software product development costs are expensed as incurred unless technical and commercial feasibility of the project is demonstrated, future economic benefits are probable, we have the intention and ability to complete and use or sell the software and the costs can be measured reliably. The costs which can be capitalized include the cost of material, direct labor, overhead costs that are directly attributable to preparing the asset for its intended use. Research and development costs and software development costs incurred under contractual arrangements with customers are accounted as cost of sales. During 2011 and 2010, software amounts capitalized on account of internal use were $1,511,109 and $20,104 respectively. Amortization of internal use software begins when the software is placed in use and continues on the straight-line method generally over a life of software, which will vary between five and seven years.

The acquisitions of Alfa Sistemi Telemedia and Adora ICT resulted in a purchase price of approximately $3.02 million, which based upon the purchase price allocation accounted for $3.3 million to intangible assets. In both acquisitions the approximate amount of $1.5 million (Alfa Sistemi) and $0.8 million (Adora) in intangible assets was attributed to the acquisition of the customer base and in the instance of Adora ICT, we attributed $1.0 million dollars to the acquisition of intellectual property related to the enterprise security. Amortization of internal use intellectual property and customers begins when the first sale to an existing customer occurs and continues on the straight-line method generally over a period of seven years.

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

n)

Investments: The Company classifies investments in mutual funds with readily determinable fair market values as available-for-sale securities and is recorded at fair value. Accordingly, such securities are carried at fair value. Realized gains and losses and decline in value considered to be other-than-temporary are included in other comprehensive income. The cost of securities sold is determined on the first-in-first-out (FIFO) method. Interest and dividends on securities classified as available-for-sale are included in other income. The company does not have any securities classified as trading.

p)	Income taxes: Income tax expense comprises current tax expense and the net change in the deferred tax asset or liability during the year.

(i)

Current income taxes: The Company assesses its current income tax expense based upon the taxes due in each of operating tax jurisdictions, which is comprised of the U.S., India and Italy. The Company is currently enjoying the benfit of a partial tax holiday in India through its subsidiary, Xalted Information Systems. India is also the Company’s main operational unit with the largest portion of the Company’s revenue and income occurring at this tax jurisdiction.

Due to the significance of our Indian operations, we can provide this brief description of our Indian income taxes payable for Xalted. After taking credit for benefits available for operations in Software Technology Parks (or STPs) and export earnings, and after offsetting benefits under tax avoidance treaties for foreign taxes payable in overseas jurisdictions. Current income tax payable is computed in accordance with the tax laws applicable in India. The amounts paid are generally available for offset as tax credits in India towards the income tax liability.

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

q)

Earnings per share: In accordance with the provisions of ASC Topic 260, "Earnings per Share", basic earnings per share are computed by dividing net income attributable to shareholders of the Company by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed on the basis of the weighted average number of common and dilutive common equivalent shares outstanding during the period.

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

t)

Comprehensive Income (Loss): Comprehensive income (loss) includes net income (loss) and all other non-stockholder changes in equity, or other comprehensive income. Elements of the Company’s comprehensive income (loss) are reported in the accompanying consolidated statements of equity and comprehensive income (loss), and the balance of accumulated other comprehensive income consisted of foreign currency translation adjustments and actuarial gains on employee benefits net of tax effect.

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

Software Development Costs: In accordance with criteria of the Financial Accounting Standards Board ("FASB" ) Accounting Standards Codification ("FASB ASC" ) 350-40 "Internal Use Software" , costs incurred internally in creating a computer software product are charged to expense when incurred as research and development.

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

KRANEM CORPORATION	Page F-13

C.	Notes to Financial Statements

1.	Cash and Cash Equivalents

Cash and Cash Equivalents consists of:

	December 31,
	2011	2010

Cash on hand	$2,865	$4,775
Cash at bank	417,147	540,599
Cash and Cash Equivalents	$420,012	$545,374

KRANEM CORPORATION	Page F-14

2.	Available for Sale Financial Assets:

Investment in mutual fund units are classified as available for sale financial assets for which details are as follows:

	December 31,
	2011	2010

Cost	$-	$167,373
Cost of dividend reinvested	-	5,165
Total Cost	-	172,538
Fair Value	$-	$172,538

3.	Financial Assets:

The components of financial assets are given hereunder:

	December 31,
	2011	2010

1. Financial Assets-Current
Interest free Loan given to Director (Note a)	$392,003	$430,298
Fixed Deposits placed with Banks with residual maturity less than one year (Note b)	33,355	25,558
Krishil Tech Park (Note c)	452,506	-
	$877,864	$455,856
2. Financial Assets-Non-Current
Krishil Tech Park (Note d)	187,723	-
Marketable securities held to maturity	145,093	-
Fixed Deposits placed with Banks with residual maturity more than one year(Note e)	67,296	81,925
	400,112	81,925
Total Financial Assets	$1,277,976	$537,781

Note a: The Company has given an interest free loan to a Director, which was repayable in 2011 and has been extended to December 31, 2012. The interest free note that was granted prior to 2009 has not been repaid. The Board of Directors of the Xalted Information Systems has decided that no further loans will be granted to any of the Directors of the Company in the future.

Note b: Entire amounts of Current Fixed Deposits as on December 31, 2011 and as on December 31, 2010 are placed with banks as margin for performance or financial guarantees given by the Company’s operating entities and, as such, are not considered as cash equivalents.

Note c: The amount due from Krishil Tech Park Private Limited is on account of sale of land which is recoverable by December 31, 2011 and as of December 31, 2010.

Note d: The amount due from Krishil Tech Park Private Limited is on account of sale of land which is recoverable by September 30, 2012 as of December 31, 2011 and as of December 31, 2010.

Note e: Entire amounts of Non-current Fixed Deposits as on December 31, 2011 and as on December 31, 2010 are placed with banks as margin for performance or financial guarantees given by the Company’s operating entities.

4.	Accounts receivable, net of allowance for doubtful debts

Accounts receivable consists of:

	December 31
	2011	2010

Accounts Receivable
-From customer	$7,538,920	$3,900,248
-From related parties	2,267,585	-
Accrued Income (Refer Note a)	2,272,652	1,738,760
Total Accounts Receivable (Gross)	12,079,157	5,639,008
Less: Allowance for doubtful accounts (Refer Note b)	(216,285)	(216,284)
Accounts Receivable, Net	$11,862,872	$5,422,724

KRANEM CORPORATION	Page F-15

Note a: Accrued Income consists of amounts representing the recognized sales value of performance and such amounts that had not been billed and were not billable to customers at the date of the balance sheet.

Note b: The Company had billed a customer in Africa amounting to $216,285. In view of the uncertainty in realization of this amount from the Customer, the Company as a prudent and conservative measure, had made a provision in the books for the entire amount.

Xalted is exposed to foreign currency risk on its accounts receivable. Foreign currency risk is market risk due to effect of changes in foreign currency exchange rates. The contracts with some clients are typically priced in U.S. dollars which represents foreign exchange exposure. Net foreign currency receivable aggregated to $1,894,858 and $8,750 as on December 31, 2011 and December 31, 2010 respectively. Neither Alfa Sistemi nor Adora had any foreign currency exposure, as all sales were denominated in Euros.

The allowance for doubtful accounts are established at amounts considered to be appropriate based primarily upon the Company’s past credit loss experience with its customers and an evaluation of potential losses on the outstanding receivable balances.

The activity in the allowance for doubtful accounts receivable is given below:

	December 31,
	2011	2010

At the beginning of the year	$216,285	$216,284
Additions	-	-
Deductions	-	-
At the end of the year	$216,285	$216,284

5.	Inventories

Inventories consist of work in progress, as specified below:

	December 31,
	2011	2010

Xalted Information Systems	$-	$145,023
Alfa Sistemi	207,345	-
-Inventories cost relating to contracts in progress	$207,345	$145,023

KRANEM CORPORATION	Page F-16

6.	Prepaid Expenses and Other Current Assets

Prepaid Expenses and Other Current Assets consist of:

	December 31,
	2011	2010

Prepaid expenses	$200,155	$8,020
Advances
- to related parties	15,598	19,296
- to employees	32,592	55,001
Advances paid to vendors	1,152	80,911
Statutory taxes receivable	10,976	13,484
Prepaid Expenses and Other Current Assets	$260,473	$176,712

7.	Property, plant and equipment, net

Property, plant and equipment consist of:

	December 31,
	2011	2010

Computer & Peripherals	$955,602	$1,113,637
Communication Equipment	26,162	31,102
Electrical Equipment	117,431	137,752
Lab Equipment	65,939	78,388
Office Equipment	279,977	9,901
Motor Vehicle	15,469	63,730
Air Conditioner	64,529	76,712
Furniture and Fittings	80,461	95,652
Digital Loop Carriers	62,120	73,849
Land (Refer Note 27 below)	-	803,412
Leasehold improvements	28,524	33,909
Total	1,696,214	2,518,044
Less: Accumulated Depreciation	(1,320,830)	(1,516,533)
Property, plant and equipment, net.	$375,384	$1,001,511

Depreciation expense aggregated to $111,641 and $153,818 for the years ended December 31, 2011 and 2010 respectively.

KRANEM CORPORATION	Page F-17

8.	Intangible Assets, Net

Intangible assets consist of the following:

	December 31,
	2011	2010
Software	$1,767,345	$304,612
Less — accumulated amortization	(339,152)	(256,882)
	1,428,193	47,730

Intangible – Customer Base	2,142,347	-
Less — accumulated amortization	(51,010)	-
	2,091,337	-

Intangible – Intellectual Property	923,357	-
Less — accumulated amortization	(21,985)	-
	901,372	-
Total intangible assets, net	$4,420,902	$47,730

On June 30, 2011, the Company acquired software from Investco, a British Virgin Islands company, for the amount of $1,511,109. The software will be used in the Company’s Homeland Security products. The acquired software will amortized over a period of 7 years on a straight-line method. Amortization for the year ended December 31, 2011 was $107,936.

On November 1, 2011 the Company acquired two Italian companies. The first acquisition was Alfa Sistemi Telemedia Srl (“Alfa Sistemi”), a supplier into the Italian Telecom market. Alfa Sistemi has several major telecom customers who are significant candidates for the Company’s Telecom software products. The acquisition offered the Company a unique opportunity to establish a sales channel in the EC. As part of the purchase price allocation the acquisition, the Company allocated $1,545,256 for their customer base which will be amortized over 7 years on a straight line method. Due to foreign exchange rate adjustment the cost value as of December 31, 2011 was adjusted to $1,426,823. The amortization for the year ended December 31, 2011 was $35,157.

The second Italian company that was acquired was Adora ICT Srl (“Adora”), a supplier to the Enterprise Security market. The Adora acquisition provided the Company with two key components; first was knowledge of the enterprise security space and second was to customers who are concerned about security. This provided the Company with access to a customer base who could use the Company’s Homeland Security software components. As part of the purchase price allocation for the acquisition, the Company allocated $774,915 to their customer base and $1,000,000 for the intellectual property associated with enterprise security. Due to foreign exchange rate adjustment the cost value as of December 31, 2011 was adjusted to $715,524 and $923,357, respectively. Both the customer base and intellectual property will be amortized over a period of 7 years on a straight line method. The amortization for the year ended December 31, 2011 was $40,382.

Amortization expense for the remaining software was $17,265 and $37,150 for the years ended December 31, 2011 and, 2010, respectively. The weighted average amortization period for intangibles in total is 5 to 7 years.

The estimated amortization for each of the 5 fiscal years subsequent to December 31, 2011 is as follows:

Years ending December 31,	Amortization Expense ($)

2012	705,349
2013	700,385
2014	694,270
2015	690,484
2016	690,186
Thereafter	1,198,095

9.	Other Non-Current Assets

Other (non-Current Assets) consists of:

	December 31,
	2011	2010

Security deposits with service providers	4,327	5,992
Rental deposits	99,194	112,056
Prepaid rent	-	22,708
Deposits with tax authorities	13,103	32,315
Other Non-Current Assets	$116,624	$173,071

Security deposits relate principally to leased telephone lines and electricity supplies. Deposits are mainly pertaining to deposits towards rental agreements entered with various owners for premises taken on rent basis; the risk element is relatively low, since there is a separate clause for repayment/adjustment for these deposits.

KRANEM CORPORATION	Page F-18

10.	Accounts Payable

Trade Accounts payable consists of:

	December 31,
	2011	2010

Trade Accounts payable
-To vendors	$5,812,585	$1,473,734
-To related parties	1,110,385	1,078,831
Total	$6,922,970	$2,552,565

11.	Stock Payable

Stock Payable consists of:

	December 31,
	2011	2010

Stock payable to the owners of Alfa Sistemi	$220,000	$-
Stock payable to the owners of Adora ICT	1,000,000
Stock Payable	$1,220,000	$-

KRANEM CORPORATION	Page F-19

12.	Short-Term Borrowings:

(a)	Short-Term Notes Payable

	December 31,
	2011	2010
	Principal	Principal
A 5% unsecured convertible note payable with Investco in the original amount of $400,000 and is dated June 30, 2011. The due date is June 29, 2012 for both the principal and any accrued interest. Prepayments are allowed, interest accrues monthly. As of December 31, 2011, the outstanding balance was $400,000 plus accrued interest. The conversion option allows the Holder to convert the principal and interest into common shares at the same rate as the Company’s next financing round, which had not occurred as of December 31, 2011.	$400,000	$-
A 0% secured note payable with the shareholders of Alfa Sistemi Telemedia in the original amount of $800,000. The due date is based upon the later of the completion of capital raise by the Company or six (6) months from the effective date (November 1, 2011). The note is collateralized by the shares in Alfa Sistemi Telemedia. As of December 31, 2011, the outstanding principal balance was $800,000.	800,000	-
Two notes of $1,000,000 each issued to the owner(s) of Adora ICT ("Adora") as payment in full for Adora’s acquisition. Both notes are secured by Adora’s ownership shares and are payable 50% in cash and 50% in Company shares valued at $1.10 per share, the Company’s stock closing price as of the Adora acquisition date of November 1, 2011:

The first note is due at the earlier of the completion of a sufficient equity capital raise by the Company or November 1, 2012; accordingly the $1,000,000 balance of this first note is classified as current debt at December 31, 2011.

The second note (see footnote #15 Long-term Notes Payable) is due only if Adora’s 2012 revenues will equal or exceed its 2011 revenues, as evidenced by the independent audit of Adora’s financial statements, which is expected to be completed in the first quarter of 2013. Accordingly, the $1,000,000 balance of this second note is classified as long-term debt at December 31, 2011. In case Adora’s 2012 revenues do not equal or exceed its 2011 revenues, this note will become null and void and a corresponding adjustment will be made to Adora’s purchase price allocation.	500,000	- -
Total Short Term Loans	1,700,000
A 6.0% unsecured note payable in the original amount of $110,000 with Xalted Holding Corporation Partners (Also see Footnote 23, Related Party Transactions) dated October 17, 2011with payment due on October 16, 2012, principal and interest are payable on the due date. Prepayments are allowed, interest accrues monthly. As of December 31, 2011 the outstanding principal balance was $35,000 plus accrued interest.	35,000	-
A 7.0% unsecured convertible note payable in the original amount of $250,000 with Empire Capital Partners (Also see Footnote 23, Related Party Transactions) dated November 22, 2011with payment due of March 19, 2012, principal and interest are payable on the due date. Prepayments are allowed, interest accrues monthly. As of December 31, 2011 the outstanding principal balance was $250,000 plus accrued interest. Empire Capital Partners have chosen to convert their note payable into shares of the Company in accordance with the terms of the Note at the latter half of March 2012.	250,000	-
Total short term loan - related party	$285,000	$-

KRANEM CORPORATION	Page F-20

(b)	Credit Facilities:

	December 31,
	2011	2010
	Loan	Loan
	Amount	Amount
The Company’s wholly-owned subsidiary, Alfa Sistemi, has a credit agreement with Banca Popolare di Milano providing a €115,000 (Euros) secured revolving credit facility that is collateralized by €170,000 in assets. Any advances under the credit agreement will accrue interest at a rate of 8%. The credit agreement requires the Company to comply with certain covenants. The Company was in compliance with all covenants as of December 31, 2011. The line automatically renews annually; unless they are notified by the Bank otherwise. The amount outstanding on the line of credit as of December 31st is provided in the columns.	$143,411	$-
The Company’s wholly-owned subsidiary, Alfa Sistemi, has a credit agreement with Banca Popolare di Milano providing a €350,000 (Euros) secured revolving credit facility that is collateralized by accounts receivable. Any advances under the credit agreement will accrue interest at a rate that varies monthly based upon the Bank’s borrowing rate. Recently the interest rate has been in the 5% to 6% range. The credit agreement requires the Company to comply with certain covenants. The Company was in compliance with all covenants as of December 31, 2011. The line automatically renews annually; unless they are notified by the Bank otherwise. The amount outstanding on the line of credit as of December 31st is provided in the columns.	371,501	-
The Company’s wholly-owned subsidiary, Alfa Sistemi, has a credit agreement with Monte dei Paschi di Siena providing a €45,000 (Euros) secured revolving credit facility that is collateralized by €70,000 in assets. Any advances under the credit agreement will accrue interest at a rate of 9.3%. The credit agreement requires the Company to comply with certain covenants. The Company was in compliance with all covenants as of December 31, 2011. The line automatically renews annually; unless they are notified by the Bank otherwise. The amount outstanding on the line of credit as of December 31st is provided in the columns	58,717	-
The Company’s wholly-owned subsidiary, Alfa Sistemi, has a credit agreement with Credito Bergamasco providing a €20,000 (Euros) unsecured revolving credit facility. Any advances under the credit agreement will accrue interest at a rate that varies monthly based upon the Bank’s borrowing rate and other factors. Recently the interest rate has been in the 12.5% to 13.4% range. The credit agreement requires the Company to comply with certain covenants. The Company was in compliance with all covenants as of December 31, 2011. The line automatically renews annually; unless they are notified by the Bank otherwise. The amount outstanding on the line of credit as of December 31st is provided in the columns.	24,151	-
The Company’s wholly owned subsidiary, Alfa Sistemi, has a few credit card accounts that it uses for the purchase of supplies and components. There is no interest charged on the credit cards as they are required to be paid in full monthly. The total amount outstanding on the various credit cards is reflected.	15,134
Total Owing on Credit Facilities	$612,914	$-

KRANEM CORPORATION	Page F-21

13.	Long-Term Notes

	December 31,
	2011	2010
	Principal	Principal
Two notes of $1,000,000 each issued to the owner(s) of Adora ICT ("Adora") as payment in full for Adora’s acquisition. Both notes are secured by Adora’s ownership shares and are payable 50% in cash and 50% in Company shares valued at $1.10 per share, the Company’s stock closing price as of the Adora acquisition date of November 1, 2011:

The first note (see footnote #14 Short-term Notes Payable) is due at the earlier of the completion of a sufficient equity capital raise by the Company or November 1, 2012; accordingly the $1,000,000 balance of this first note is classified as current debt at December 31, 2011.

The second note is due only if Adora’s 2012 revenues will equal or exceed its 2011 revenues, as evidenced by the independent audit of Adora’s financial statements, which is expected to be completed in the first quarter of 2013. Accordingly, the $1,000,000 balance of this second note is classified as long-term debt at December 31,	$500,000	$-

Total Principal and Interest	$500,000	$-

The total principal payment of the Company for the repayment of its long-term notes payable for the next 5 years is listed below.

Years ending December 31,	Principal Payments ($)

2012	-
2013	500,000
2014	-
2015	-
2016	-

KRANEM CORPORATION	Page F-22

14.	Long-Term Provisions

Long-Term Provisions consists of:

	December 31,
	2011	2010

Liability accrual for gratuity	$34,888	$51,110
Liability accrual for leave encashment
(Compensated absences)	43,866	32,713
Provision for warranty expenses	7,603	-
Provision for Italian tax agencies	134,181	-
Total	$220,538	$83,823

15.	Income taxes

The Company has not provided U.S. deferred taxes on cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. These earnings relate to ongoing operations and, at December 31, 2011 and December 31, 2010, were approximately $1.6 million and $2.3 million, respectively. Most of these earnings have been reinvested in active non-U.S. business operations and we do not intend to repatriate these earnings to fund U.S. operations. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely. Deferred taxes are provided for earnings of non-U.S. affiliates and associated companies when we plan to remit those earnings.

Kranem’s Income Taxes consist of the following:

The Company provides for income taxes under FASB ASC 740, Accounting for Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is more than likely that they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, no valuation allowance has been recorded against the deferred tax asset since management believes it is more likely than not that the deferred tax assets described below will be recognized during the next accounting cycle. The total income tax provision is calculated by multiplying a 35% estimated tax rate by the current year net income adjusted for the following items:

For the years ended December 31,	2011	2010

Book loss for the year	$(344,861)	$-
Adjustments:
Timing differences:
Accrued payroll	300,987	-
Permanent differences:
Non-deductible stock-based comp	28,350	-
Equity related financing costs	98,000	-
Taxable income for the year	82,476	-
Estimated effective tax rate	35%	35%
Income tax provision, net	$28,687	$-

The total current deferred tax asset as of December 31, 2011 and 2010 was $105,345 and $0, respectively. There were no current deferred tax liabilities as of December 31, 2011 and 2010. There were no current or non-current deferred tax liabilities as of December 31, 2011 and 2010. Details for the last two periods are as follows:

For the period ended December 31,	2011	2010

Deferred tax assets
Accrued payroll	$105,345	$-
Valuation allowance	-	-
Current taxes payable	(134,212)	-
Income tax expense	$(28,867)	$-

We have not provided U.S. deferred taxes on cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. These earnings relate to ongoing operations and, at December 31, 2011 and December 31, 2010, were approximately $1.80 million and $1.88 million, respectively. Most of these earnings have been reinvested in active non-U.S. business operations and we do not intend to repatriate these earnings to fund U.S. operations. Because of the availability of U.S. gn tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely. Deferred taxes are provided for earnings of non-U.S. affiliates and associated companies when we plan to remit those earnings.

As of December 31, 2011 and 2010, the Company does not have any current Net Operating Losses (NOL) being carried forward.

KRANEM CORPORATION	Page F-23

16.	Earnings per share

Basic earnings per share and diluted earnings per share are computed on the basis of the weighted average number of shares outstanding. The diluted impact of options and warrants outstanding are determined using the treasury method. Diluted shares consist of the following:

	2011	2010

Weighted average shares - basic	34,169,541	26,592,500
Dilutive instruments
Stock payable for Alfa and Adora	1,220,000	-
Warrants issued	301,980	-
Stock options issued	1,364,168
Weighted average shares - diluted	37,055,690	26,592,500

The components of basic and diluted earnings per share were as follows:

	2011	2010

Net income attributable to shareholders	$1,069,306	$1,999,371
Average outstanding shares
Basic	34,169,541	26,592,500
Diluted	37,055,690	26,592,500
Earnings per share
Basic	$0.03	$0.08
Diluted	$0.03	$0.08

KRANEM CORPORATION	Page F-24

17.	Financial instruments

Fair value of financial instruments:

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

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of December 31, 2011:

	Level-1	Level-2	Level-3

Assets and liabilities measured at fair values
Investment in Mutual Funds (Debt based)	-	-	-

Note a

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of December 31, 2010:

	Level-1	Level-2	Level-3

Assets and liabilities measured at fair values
Investment in Mutual Funds (Debt based)	172,538	-	-

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

The Company has not entered into any type of derivative contracts as at December 31, 2011 and December 31, 2010.

KRANEM CORPORATION	Page F-25

18.	Segmental reporting

ASC Topic 280 establishes standards for the way that public business enterprises report information about business segments and related disclosures about products and services, geographical areas and major customers.

The Chief Executive Officer (“CEO”) of the Company has been identified as the Chief Operating Decision Maker (“CODM”) as defined by ASC Topic 280. The CEO of the Company evaluates the segments based on their revenue growth, operating income and return on capital employed. Management of the Company is of the view that the Company has only one business vertical, i.e. Telecom Industry and hence the disclosure requirements as per ASC 280 are not applicable to the Company.

Geographic segment

The revenues that are attributable to countries based on location of customers are as follows:

	2011	2010

India	$2,238,214	$5,361,525
USA	2,207,038	2,260,010
Italy	3,554,708	-
Nepal	123,430	176,405
South Africa	72,466	124,375
Hong Kong	120,388	-
Total	$8,316,244	$7,922,315

19.	Concentration of Credit Risk

Financial instruments that potentially subject Kranem to concentrations of credit risk principally consist of cash and cash equivalents, accounts receivable and unbilled revenues. Accounts receivable balances are typically unsecured and are derived from revenues earned from customers primarily located in India, United States of America and Italy. The company monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business.

The following table gives details in respect of percentage of revenues generated from top five and top ten customers:

Year ended December 31, 2011
Percentage
Revenues generated from top Five customers
Customer I- United States of America	25%
Customer II- India	15%
Customer III- Italy	9%
Customer IV- India	9%
Customer V- India	6%
Total revenues from top ten customers	64%

Year ended December 31, 2010
Percentage
Revenues generated from top Five customers
Customer VI- India	47%
Customer II- India	16%
Customer I- United States of America	11%
Customer V- India	7%
Customer VII- South Africa	4%
Total revenues from top ten customers	97%

Kranem has a customer concentration of risk, as illustrated in the table below showing the aggregated accounts receivable and unbilled revenues for five largest customers as of December 31, 2011 and 2010, respectively.

	Year ended December 31, 2011
	Total accounts
	receivable and Accrued	Percentage
	Income
Customer A	$2,299,606	24%
Customer B	1,889,858	20%
Customer C	1,591,376	17%
Customer D	1,033,323	11%
Customer E	800,000	8%
Others	1,981,070	20%
Total	$9,595,288	100%

KRANEM CORPORATION	Page F-26

	Year ended December 31, 2010
	Total accounts
	receivable and Accrued	Percentage
	Income
Customer A	$2,388,976	44%
Customer B	1,592,132	29%
Customer C	1,052,790	19%
Customer D	202,183	4%
Customer E	83,980	2%
Others	102,663	2%
Total	$5,422,724	100%

Kranem also has a geographical concentration of credit risk relating to cash and cash equivalents held with banks in India comprising 100% of the balances as on December 31, 2011 and December 31, 2010.

20.	Related Party Transactions (Based upon U.S. GAAP)

List of related parties where control exists and related parties with whom transactions have taken place and relationships exist:

Sr
No.	Name of the Related Party	Relationship

1	Xalted Holding Corporation (formerly known as Xalted Networks Inc)	Entities over which directors of are able to exercise significant influence

2	Sandalwood Partners	Entities over which directors are able to exercise significant influence

3	Xalted Technologies Private Limited	Entities over which directors are able to exercise significant influence

4	Prabhas Consulting	Entities over which directors are able to exercise significant influence

5	Empire Capital Partners	Has a significant economic influence over the Company

6	B V Naidu	Key managerial personnel

KRANEM CORPORATION	Page F-27

Transactions with related parties as determined under U.S. GAAP during the year ending December 31, 2011.

As of December 31, 2011
Sr. No.	Nature of Balance Sheet Transaction	Type of Relationship	Entity Name	Nature of Income Statement Transaction	Opening Balance	Additions	Deletions Balance	Closing	Income Statement Transaction Amount
1	Trade Accounts Receivable	Entities over which Directors are able to exercise significant influence	Xalted Holding Corp.	Revenue	(8,412)	2,087,382	189,112	1,889,859	2,212,001
2	Other Current Assets	Entities over which Directors are able to exercise significant influence	Sandalwood Partners	Not Applicable	3,091	-	-	3,091	-
3	Notes Payable	Holding Company	Xalted Holding Corp.	Not Applicable	-	160,000	125,000	35,000	-
		Has a significant economic influence over the Company	Empire Capital Partners	Not Applicable	-	250,000	-	250,000	-
4	Trade Payable	Holding Company	Xalted Holding Corp.	Not Applicable	844,824	80,475	41,787	883,512	-
		Entities over which Directors are able to exercise significant influence	Xalted Technologies Pvt. Ltd.	Not Applicable	143,168	-	10,617	132,551	-
		Entities over which Directors are able to exercise significant influence	Xalted Holding Corp.	Not Applicable	-	252,091	160,000	92,091	-
		Entities over which Directors are able to exercise significant influence	Prabhas Consultancy	Consultancy Charges	-	5,109	3,066	2,044	5,441

KRANEM CORPORATION	Page F-28

Transactions with related parties as determined under U.S. GAAP during the year ending December 31, 2010.

As of December 31, 2010
Sr. No.	Nature of Balance Sheet Transaction	Type of Relationship	Entity Name	Nature of Income Statement transaction	Opening Balance	Additions	Deletions	Closing Balance	Income Statement Transaction amount
1	Trade Accounts	Entities over which Directors are able to exercise significant influence	Xalted Holding Corp	Revenue	546,909	2.220,522	2,786,432	(10,000)	2,154,535
2	Other Current Assets	Entities over which Directors are able to exercise significant influence	Xalted Technologies Pvt. Ltd.	Not Applicable	11,158	-	11,158	-	-
		Entities over which Directors are able to exercise significant influence	Sandalwood Consulting	Not Applicable	219,817	-	219,817	-	-
		Entities over which Directors are able to exercise significant influence	Sandalwood Partners	Not Applicable	3,674	-	-	3,674	-
4	Trade Payable	Holding Company	Xalted Holding Corp.	Not Applicable	964,022	-	41,522	922,500	-
		Entities over which Directors are able to exercise significant influence	Xalted Technologies Pvt. Ltd.	Not Applicable	-	2,007,100	1,850,769	156,331	-
		Entities over which Directors are able to exercise significant influence	Prabhas Consultancy	Consultancy Charges	-	-	-	-	-

KRANEM CORPORATION	Page F-29

21.	Contingencies and commitments Contingencies

i.

The Income Tax Assessing Officer in India has raised a demand for additional Tax liability for Assessment year (AY) 07-08 and AY 08- 09. The Company has made additional provision for Income Tax Demand Liability in respect of AY 2008-09 of $ 95,998. The Company is contesting the order of denial of section 10A of the India tax code benefits claimed by the Company in AY 07-08 and AY 08-09 under the Income Tax Act, 1961. The estimated contingency amounts to $120,156 as of December 31, 2010. The management believes that it has strong merits for this petition and hence it will not have a material adverse affect on Xalted’s results of operations, liquidity or financial position and has filed an Appeal to the Commissioner of Income Tax in India.

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

(b)

In April 2010, a petition was filed against Xalted Information in the High Court of Karnataka at Bangalore by Arasor Corporation (“Arasor”), a Delaware company. The High Court is the principal court of original jurisdiction in the Indian state of Karnataka, sitting in the city of Bangalore. The petition sought an order under Sections 433 and 434 of the Companies Act of 1956 of India for the winding up of Xalted Information, based on allegations that Xalted Information did not pay for communications equipment sold and shipped by Arasor an aggregate of $4.5 million. The Company maintains that it never received the equipment which is alleged to have been shipped to them. This type of claim, and the type of relief sought, is not unusual in India.

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

KRANEM CORPORATION	Page F-30

After submission of written arguments, a hearing on the appeal was conducted in March 2011, a further hearing was set for June 9, 2011, and the earlier stay was continued during the pendency of the appeal. In June 2011, Xalted Information filed an additional application with the two-judge panel to request dismissal of the claims against it on the basis that Arasor’s corporate status was "void" in Delaware and "forfeited" in California, and that Arasor therefore was without corporate power and authority to maintain or prosecute the action. On October 15, 2011, the Division Bench heard the appeal filed by Xalted Information and set aside the order of admission of the petition. The Division Bench Court determined that the order passed by the Single Judge Court did not fully take into consideration the defenses presented by Xalted Information and remanded the matter back to the Single Bench Judge to hear the evidence of both parties again, as to whether there was sufficient evidence to admit the petition for trial. The Divisional Bench Court also ruled that Xalted Information is permitted to raise all defenses, including the defense of the non-existence of Arasor Corporation. The Company’s India Lawyers had filed an application for dismissal of the petition on the above grounds and had argued the same before the Single Judge and the matter is likely to be heard at the beginning of June 2012.

The Company’s India lawyers have informed the Management that they believe the Company has a strong legal position and a good chance of success in the proceedings which will take place before the Single Bench Judge. However, if Xalted Information is unsuccessful in the proceedings before the Single Bench Judge, the Single Bench Judge decision can be appealed to the Divisional Bench and, if necessary, to the Supreme Court. Should the appeals fail, there will be a trial before the Single Bench Judge on the Arasor "winding up" petition. Should Xalted Information lose the trial, Xalted Information would appeal the decision to the Divisional Bench and, if required, appeal the trial decision before the Supreme Court. Should Xalted Information fail in the hearing, the trail and its appeals, Xalted Information would be subject to judicial liquidation in India, if Xalted Information is unable to pay the amount of the judgment. The Company’s India Lawyers have also informed the management that there is no loss contingency required, as the legal claim is not for payment of money but for the "winding-up of the Company" . The management team of the Company has determined based upon the merits of its legal case that the likelihood of a loss is remote and no financial reserve is required.

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

KRANEM CORPORATION	Page F-31

Operating leases

Rental expense for operating leases amounted to $212,485 and $237,754 for the year ended December 31, 2011 and 2010 respectively. All operation leases held during the year ended 2011 are cancelable with a one to three months prior notice before vacating. The future minimum lease commitments of Xalted under operating lease period are as follows:

	2011	2010
Year ended December 31,
2011	$0	$79,002
Total obligation	0	79,002

22.	Stockholder’s Equity

Common Stock

The authorized common stock of the Company consists of 50,000,000 shares of common stock with no par value 10,000,000 shares of blank check preferred stock. As of December 31, 2011 and December 31, 2010 the Company had 39,888,750 and 26,592,500 common stock and zero preferred stock issued and outstanding.

On May 13, 2011, the Company consummated a Share Exchange Agreement with Xalted Networks and its operating subsidiary, Xalted Information, through the issuance of common shares in the Company which has been accounted for as a reverse recapitalization. As part of the recapitalization, $2,500,000 of debt issued by Xalted Network’s parent, Xalted Holding was forgiven. The Company acquired the debt from three note holders in exchange for the issuance to them of an aggregate of 14,958,280 shares of our common stock. The other part of the recapitalization was the issuance to Xalted Holding of 11,634,220 shares of our common stock; and the cancellation of an aggregate of 14,687,500 outstanding shares of our common stock held by three individuals. As a result of, and immediately after the closing of the recapitalization, the former Xalted Holding note holders held directly 45% of our issued and outstanding stock. Xalted Holding held directly 35% of our issued and outstanding common stock. The remaining 20% was held by the shareholders of Kranem Corporation of record immediately before the closing of the transactions. For accounting purposes due to the reverse merger the statement of equity reflects a recapitalization of shares issues as 6,648,125 shares, which represents the shares holder base of Kranem that remains outstanding

On June 30, 2011, the Company issued 6,648,125 shares of restricted common stock valued at $0.1393 per share or $1,111,108 for acquisition of Investco Intelectual Property.

On November 1, 2011, the Company agreed to issue 200,000 shares of restricted common stock valued at $1.10 per share or $220,000 for the purchase of Alfa Sistemi, see note 24,. This stock was recognized as a stock payable at December 31, 2011.

On November 1, 2011, the Company agreed to issue two tranches of 500,000 shares of restricted common stock valued at $1.00 per share or a total value of $1,000,000 for the purchase of Adora, see note 24. This stock was recognized as a stock payable at December 31, 2011.

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

KRANEM CORPORATION	Page F-32

23.	Acquisitions of Alfa Sistemi Telemedia and Adora ICT

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

Alfa Sistemi Telemedia - Supplemental cash flows information

The following information presents supplemental cash flows information of assets acquired and liabilities assumed in connection with the Alfa Sistemi Acquisition

For the Year Ended
December 31, 2011

Accounts receivable, net	$1,245,774
Inventories	410,203
Prepaid expenses and other	461,397
Accounts payable and accrued liabilities	(2,153,322)

Notes payable	(406,363)
Property & Equipment - Net	38,476
Intellectual Property – Customer Base	1,545,256
Financial Assets	157,137
Defined benefit plan	(53,732)
Other non-current liabilities	(320,844)
Net assets acquired	923,982

Cash and cash equivalents	96,018

Total purchase price allocated	$1,020,000

On November 30, 2011, the Company completed the acquisition of the Alfa Sistemi from its shareholders. The purchase price for the acquisition was $1,020,000, and there are no adjustments to be applied to the purchase price.

The transaction has been accounted for as a purchase and accordingly, the purchase price has been allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the change of control, November 1, 2011. Results of operations for the acquired companies have been reflected in the Company’s financial statements from the day that control was assumed by the Company, November 1, 2011.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (November 1, 2011). The allocation of the purchase price to the fair value of net assets acquired has been based on the Company’s estimate of fair value of the assets acquired and liabilities assumed:

At
November 1, 2011
Working Capital Items
Cash and cash equivalents	$96,018
Accounts receivable, net	1,245,774
Inventories	410,203
Prepaid expenses and other	461,397

Accounts payable and accrued liabilities	(2,153,322)
Notes payable	(406,363)

Subtotal—Working Capital Items	(346,293)

Long-lived Assets:
Property & Equipment - Net
FFE and Equipment	38,476
Intangibles
Intellectual Property – Customer Base	1,545,256
Financial Assets	157,137

Subtotal—long-lived assets	1,740,869

Long-lived Liabilities:
Defined benefit plan	(53,732)
Other non-current liabilities	(320,844)

Subtotal—Long-lived Liabilities	(374,576)

Total purchase price allocated	$1,020,000

KRANEM CORPORATION	Page F-33

Had the acquisition taken place on January 1, 2011, results of operations would have reflected the following pro forma amounts for the twelve months ended December 31, 2011 and the comparable period in (unaudited):

	Twelve Months Ended
	December 31,
	2010	2011
Revenues	$4,637,847	$3,838,148
Operating income	$137,785	$139,115
Net income	$4,362	$29,729

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

The following information presents supplemental cash flows information of assets acquired and liabilities assumed in connection with the Adora ICT Acquisition

For the Year Ended
December 31, 2011
Accounts receivable, net	$1,924,157
Prepaid expenses and other	105,377
Deposits and other assets	15,620
Accounts payable and accrued liabilities	(2,526,684)
Property & Equipment - Net
FFE and Equipment	255,996
Intangibles
Intellectual Property - Technology	1,000,000
Intellectual Property – Customer Base	774,915
Financial assets	15,919
Defined benefit plan	(73,042)
Other noncurrent liabilities	(16,816)
Net assets acquired	1,475,442

Cash and cash equivalents	524,558

Total purchase price allocated	$2,000,000

On December 21, 2011, the Company completed the acquisition of the Adora ICT from its shareholders. The purchase price for the acquisition has been estimated at $2.0 million, reflecting a base purchase price of $2.0 million less an adjustment after the audit of the 2012 fiscal year is completed for a potential performance related adjustment.

The transaction has been accounted for as a purchase and accordingly, the purchase price has been allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the change of control, November 1, 2011. Results of operations for the acquired companies have been reflected in the Company’s financial statements from the day that control was assumed by the Company, November 1, 2011.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (November 1, 2011). The allocation of the purchase price to the fair value of net assets acquired has been based on the Company’s estimate of fair value of the assets acquired and liabilities assumed:

KRANEM CORPORATION	Page F-34

At
November 1, 2011
Working Capital Items
Cash and cash equivalents	$524,558
Accounts receivable, net	1,924,157
Prepaid expenses and other	105,377
Deposits and other assets	15,620
Accounts payable and accrued liabilities	(2,526,684)

Subtotal—Working Capital Items	43,028

Long-lived Assets:
Property & Equipment - Net
FFE and Equipment	255,996
Intangibles
Intellectual Property - Technology	1,000,000
Intellectual Property – Customer Base	774,915
Financial assets	15,919

Subtotal—long-lived assets	2,046,830

Long-lived Liabilities:
Defined benefit plan	(73,042)
Other noncurrent liabilities	(16,816)

Subtotal—long-lived liabilities	(89,858)

Total purchase price allocated	$2,000,000

KRANEM CORPORATION	Page F-35

Had the acquisition taken place on January 1, 2011, results of operations would have reflected the following pro forma amounts for the twelve months ended December 31, 2011 and the comparable period in (unaudited):

	Twelve Months Ended
	December 31, 2011
	2010	2011
Revenues	$6,346,383	$4,285,326
Operating income	$164,075	$237,128
Net income	$66,406	$111,205

24.	Warrants

During the quarter and year ended December 31, 2011, the Company issued a warrant to purchase 500,000 shares of the Company’s common stock for consulting services of twelve months. The warrants have an exercise price of $0.40 and expire on October 31, 2014.

The total fair value of these warrants at the date of grant was estimated to be $98,000 and was determined using the Black-Scholes option pricing model with an expected life of 3 years, a risk free interest rate of 0.4%, a dividend yield of 0% and expected volatility of 298.7% . An amount of $16,334 was recorded as a stock based compensation expense for the proportional service period rendered as of December 31, 2011.

The following is a summary of the status of all of the Company’s stock warrants as of December 31, 2011 and changes during the one year ended on that date:

	Number	Weighted-	Weighted-
	of	Average	Average
	Warrants	Exercise	Remaining
		Price	Life
(Years)
Outstanding at December 31, 2010	-	$-	-
Granted	500,000	0.40	3.83
Exercised	-	-	-
Cancelled	-	-	-
Outstanding at December 31, 2011	500,000	$0.40	3.83
Exercisable at December 31, 2011	500,000	$0.40	3.83

25.	Stock Options

The Company’s Stock Option Plan provides for the grant of up to approximately 2,000,000 (net of options previously exercised) shares of its common stock to key employees. Currently there are approximately 299,000 stock options available for grant. The Stock Option Plan provides for both incentive stock options and non-qualified stock options. Stock option grants generally vest over a four-year period from either the employee’s hire date for new employees or the stock option grant date. No options were granted during the prior fiscal years ended December 31, 2010, there were no outstanding and exercisable options under the Stock Option Plan. During the fiscal years ended December 31, 2011 and December 31, 2010, no options were exercised and only in 2011 were options granted.

As approved by the Board of Directors, on August 1, 2011, the Company granted 1,701,000 options that will vest over a four year period to certain management of the Company with an exercise price of $0.20 per share with terms of ten years. The total fair value of these options at the date of grant was estimated to be $340,200 and was determined using the Black-Scholes option pricing model with an expected life of 10 years, a risk free interest rate of 5.0%, a dividend yield of 0% and expected volatility of 298.7% . An amount of $28,350 was recorded as a stock based compensation expense for the proportional amount vested as of December 31, 2011.

The following is a summary of the status of all of the Company’s stock options as of December 31, 2011 and changes during the three months ended on that date:

Weighted-
			Weighted-	Average
	Number		Average	Remaining
	of Options		Exercise	Life
			Price	(Years)
Outstanding at December 31, 2010	-		$-	-
Granted	1,701,000		0.20	9.66
Exercised	-		-	-
Cancelled	-		-	-
Outstanding at December 31, 2011	1,701,000		$0.20	9.66
Exercisable at December 31, 2011	0	$

26.	Subsequent Events

(a) Warrants Granted. On February 20, 2012, the Company’s Board of Directors approved the granting of 1.97 million warrants to the management team, board members and certain advisors to the Company. The warrants carry an exercise price of $0.10 each for a total purchase price of $197,000, if all of the warrants are exercised. The warrants have a 5 year life and will expire on February 19, 2017. The warrants were granted fully vested.

KRANEM CORPORATION	Page F-36

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

The unaudited pro forma information is based upon the historical financial statements of Kranem and the historical financial statements of both Alfa Sistemi and Adora. For the purposes of the pro forma table below, the heading “kranem” consists of the two companies of Kranem Corporation and Xalted Networks, Inc. and its subsidiary Xalted Information System Pvt. Ltd.

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

(UNAUDITED)	CY 2011 (Provisional and Unaudited) US $	CY 2011 (Provisional and Unaudited) US $	CY 2011 (Provisional and Unaudited) US $	CY 2011 (Provisional and Unaudited) US $	CY 2011 (Provisional and Unaudited) US $
Description	Kranem	Adora	Alfa Sistemi	Adjustments	TOTAL

REVENUES	5,561,536	4,285,326	3,838,148	-	13,685,010

COST OF REVENUES	1,458,508	3,640,467	3,214,312	-	8,313,287

GROSS PROFIT	4,103,028	644,859	623,836	-	5,371,723

OPERATING EXPENSES
Research & Development Expenses	957,606	-	-	-	957,606

Selling and Marketing Expenses	451,555	148,562	230,005	-	830,122
General and Administrative Expenses	1,565,444	259,167	254,717	459,891	2,539,219

Total Operating Expenses	2,974,605	407,730	484,722	459,891	4,326,947

OPERATING INCOME	1,128,423	237,130	139,115	(459,891)	1,044,776
Finance Costs	(84,236)	(5,008)	(88,904)	-	(178,148)
Non Operating Income	206,327	-	-	-	206,327

Income before Income Taxes	1,250,513	232,123	50,210	(459,891)	1,072,955

Tax Expenses	272,600	120,915	20,480	-	413,995

Net Income	977,913	111,208	29,730	(459,891)	658,960

EBITDA	1,560,784	287,025	175,566	(459,891)	1,563,483

KRANEM CORPORATION	Page F-37

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

KRANEM CORPORATION

Date: June 19, 2012	By: /s/ Ajay Batheja
Ajay Batheja
Chairman, President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on June 19, 2012.

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

14.1	Code of Ethics . NONE
31.1*	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification — Principal Accounting Officer.
32**	Section 1350 Certifications.
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

**In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

***XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.