Form 10-Q
period 2012-03-31
KRANEM CORP
filed 2012-07-17
CIK 1309764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

______________________________________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]     No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, no par value	39,959,338

2

KRANEM CORPORATION

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

KRANEM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December
	2012	31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$532,947	$420,012
Financial assets	1,109,253	877,864
Accounts receivable, net of allowance for doubtful accounts	9,578,981	9,595,288
Accounts receivable - related parties	894,087	2,267,584
Inventories	353,378	207,345
Deferred tax assets, net	170,513	99,035
Current tax assets net of provision for income tax	311,734	-
Prepaid expenses and other current assets	183,239	260,473
Total Current Assets	13,134,132	13,727,601
Non-Current Assets
Property, plant and equipment, net	352,621	375,383
Intangible assets, net	4,306,106	4,420,902
Financial assets	228,110	400,112
Deferred tax assets, net	20,855	16,024
Other non-current assets	120,262	116,624
Total Non-Current Assets	5,027,954	5,329,045
TOTAL ASSETS	$18,162,086	$19,056,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,798,239	$5,812,585
Accounts payable - related parties	1,107,999	1,110,383
Credit facilities	1,266,059	612,914
Short-term notes	1,700,000	1,700,000
Short-term notes - related parties	320,000	285,000
Convertible note, net of discount	89,887	-
Accrued payroll	513,037	370,979
Current tax liability, net of tax assets	-	78,041
Other current liabilities	729,753	863,009
Total Current Liabilities	10,524,974	10,832,911

Non-Current Liabilities
Deferred benefit obligations	126,126	121,867
Other non-current liabilities – related parties	16,642	16,144
Long-term notes	500,000	500,000
Long-term provisions	213,311	220,539
Total Non-Current Liabilities	856,079	858,550
Total Liabilities	11,381,053	11,691,461

STOCKHOLDERS' EQUITY
Preferred Stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, no par value, 50,000,000 shares authorized, 39,959,338 shares issued and outstanding	1,643,112	1,583,112
Additional paid-in-capital	938,477	126,350
Stock payable	1,220,000	1,220,000
Retained earnings	3,545,904	5,319,043
Accumulated other comprehensive income	(566,460)	(883,320)
Total Stockholders' Equity	6,781,033	7,365,185
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,162,086	$19,056,646

The accompanying notes are an integral part of these financial statements.

KRANEM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2012	2011

REVENUES	$1,922,283	$1,291,927
COST OF REVENUES	1,737,541	313,651
GROSS PROFIT	184,742	978,276
OPERATING EXPENSES
Research and development	172,041	265,082
Selling and marketing	1,061,667	68,848
General and administrative	735,490	125,578
Total Operating Expenses	1,969,198	459,508
OPERATING INCOME/(LOSS)	(1,784,456)	518,768

Finance costs	(60,922)	(36,392)
Non operating income	(80,481)	31,370
Income before Income Tax Expense/(Benefit)	(1,925,859)	513,746

Income tax expense/(benefit)	(152,721)	97,721
Net Income/(Loss)	$(1,773,138)	$416,025

Earnings/(Loss) per share
Basic	$(0.04)	$0.02
Diluted	$(0.04)	$0.02
Average shares outstanding
Basic	39,903,651	26,592,500
Diluted	39,903,651	26,592,500

The accompanying notes are an integral part of these financial statements.

KRANEM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED

	March 31, 2012	March 31,
		2011
Cash flows from Operating Activities
Net Income/(Loss)	$(1,773,138)	$416,025
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities
Depreciation and amortization	200,939	31,467
Stock-based compensation	836,627	-
Changes in operating assets and liabilities
Financial Assets	(45,643)	-
Trade receivables	1,708,831	(567,362)
Inventories	(137,240)	-
Taxes	(367,446)	157,715
Prepaid expenses and other current assets	81,263	74,867
Accounts payable	(1,221,344)	31,399
Deferred revenues	-	356,949
Due to related party	82,276	-
Other, net	(24,178)	(15,357)
Net Cash from Operating Activities	(659,053)	485,703

Cash flows from Investing Activities
Fixed deposits placed with banks	19,993	-
Investment in mutual fund units	-	(985,442)
Redemption of mutual fund units	-	621,085
Proceeds from sale of fixed assets	-	100,784
Expenditures on property, plant and equipment	(1,246)	(6,417)
Net Cash from Investing Activities	18,747	(269,990)

Cash flows from Financing Activities
Short-term loans	658,342	-
Convertible note	78,500	-
Net Cash from Financing Activities	736,842	-

Translation effect of exchange rates	16,399	5,684

Net increase in cash and cash equivalents during the period	112,935	221,397

Cash and cash equivalents at the beginning of the period	420,012	545,374

Cash and cash equivalents at the end of the period	$532,947	$766,771

Supplemental Schedule of Non-Cash Investing and Financing Activities:

Common stock issued for services	$60,000	$-

Supplemental Disclosure of Cash-Flow Information:

Net Cash Paid During the Period for:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

KRANEM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Organization and Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Kranem Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the Unites States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for the fiscal year ended December 31, 2011, as reported in the Company’s Annual Report on Form 10-K have been omitted.

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

On May 13, 2011, the Company executed and closed transactions under a Share Exchange Agreement with Xalted Networks, Inc., or Xalted Networks, a Delaware holding company with an operating subsidiary in India. The transactions under the Share Exchange Agreement with Xalted Networks have been accounted for as a reverse recapitalization whereby a private company exchanges shares with a non-operational public company resulting in a change in control and management. Accordingly, the historical financial data accompanying these interim financial statements are that of Xalted Networks, primarily its operating subsidiary in India. Since the closing of the Share Exchange Agreement, the Company has been engaged in the provision of advanced software solutions that enable companies and public organizations, including governments and law enforcement agencies, to capture, manage and analyze structured and unstructured data to enhance business and operational performance and address security threats. The two principal markets that our software solutions address are the telecom security market and the homeland security market. The Company includes law enforcement as part of the homeland security market. The Company’s current and past geographic focus is on India and the surrounding countries in Asia, Africa, and the Middle East.

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

Investco Asset Purchase Agreement

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

Acquisition of Alfa Sistemi Telemedia Srl (“Alfa Sistemi”)

On November 30, 2011, we entered into a Stock Purchase Agreement (the “Alfa Sistemi Purchase Agreement”) to acquire 100% ownership of Alfa Sistemi, an Italian company, from Mr. Aldo Greco and Ms. Mario Fausto Greco, the owners of Alfa Sistemi, for (a) $800,000 in cash, payable on the later of (i) 6 months from the effective date of the Alfa Sistemi Purchase Agreement or (ii) the date of the Company’s next equity financing and (b) 200,000 shares of common stock to be issued as soon as practicable. Alfa Sistemi provides telecommunications equipment and services to various customers in Italy.

Acquisition of Adora ICT Srl (“Adora”)

On December 21, 2011, we entered into a Stock Purchase Agreement (“the Adora Purchase Agreement”) to acquire 100% ownership of Adora, an Italian company, from E-Company Srl and Ms. Cristina Carra, the owners of Adora. The effective date of this acquisition is November 1, 2011. Adora provides telecommunications equipment and services to various customers in Italy. The aggregate consideration, which we estimate to be no more than $2,500,000, is contingent on the 2011 final audited revenues of Adora. It is intended that 50% of the final purchase consideration will be payable in cash and 50% in shares of the Company’s common stock, payable in two equal installments. The first is due upon the delivery of Adora’s 2011 audited financials. The second, which is only payable if Adora’s 2012 revenues are at least equal to its 2011 revenues, would be payable upon the completion of the independent audit of Adora’s financial statements, expected to occur in early 2013. The value of the stock consideration, which is included in our balance sheet as Stock Payable, is based on the closing market price of our stock on the effective date of the Adora Purchase Agreement.

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

Telecom Information Security Solutions

We provide integrated, end to end, flexible and multi-purpose OSS/BSS solutions to leading telecommunications companies (“Telecos”) and communication service providers worldwide, which accelerate the order to bill cycle, reduce integration costs and minimize error rates. Our solutions automate all processes from order to cash for any service, on any technology. They are designed to support multiple services and technologies, both existing and evolving, and also support new content-based service components. The scalable and integrated software solutions provided by the Company, communication service providers can maximize revenues despite a competitive business environment. With Xalted’s solution offerings, legacy systems can co-exist with new generation systems and benefit from markedly reduced capital expenditures without compromise on service quality standards.

Note 2 -Short-Term Borrowings

(a)        Credit Facilities:

	March 31,	December 31,
	2012	2011
	Loan Amount	Loan Amount
Alfa Sistemi has a credit agreement with Banca Popolare di Milano providing a €140,000 (Euros) secured revolving credit facility that is collateralized by €190,000 in assets. Advances under the credit agreement accrue interest at a rate of 8%. The credit agreement requires the Company to comply with certain covenants. The Company was in compliance with all covenants as of March 31, 2012.	$176,051	$143,411
Alfa Sistemi has a credit agreement with Banca Popolare di Milano providing a €650,000 (Euros) secured revolving credit facility that is collateralized by accounts receivable. Advances under the credit agreement accrue interest at a rate that varies monthly based upon the Bank’s borrowing rate. Recently the interest rate has been in the 5% to 6% range. The credit agreement requires the Company to comply with certain covenants. The Company was in compliance with all covenants as of March 31, 2012.	883,730	371,501
Alfa Sistemi has a credit agreement with Monte dei Paschi di Siena providing a €90,000 (Euros) secured revolving credit facility that is collateralized by €100,000 in assets. Advances under the credit agreement accrue interest at a rate of 9.3%. The credit agreement requires the Company to comply with certain covenants. The Company was in compliance with all covenants as of March 31, 2012.	116,305	58,717
Alfa Sistemi has a credit agreement with Credito Bergamasco providing a €20,000 (Euros) unsecured revolving credit facility. Advances under the credit agreement accrue interest at a rate that varies monthly based upon the Bank’s borrowing rate and other factors. Recently the interest rate has been in the 12.5% to 13.4% range. The credit agreement requires the Company to comply with certain covenants. The Company was in compliance with all covenants as of March 31, 2012.	27,000	24,151
Adora has a factoring agreement with Banca Popolare di Milano providing a €50,000 (Euros) secured factoring facility that is collateralized by the invoices being factored. Advances under the factoring agreement are charged a factoring rate of 6.25%. The credit agreement requires the Company to comply with certain covenants. The Company was in compliance with all covenants as of March 31, 2012.	53,020	-
Alfa Sistemi’s credit card accounts used for the purchase of supplies and components. No interest is charged because monthly outstanding balances must be paid in full.	7,773	15,134
Total Owing on Credit Facilities	$1,266,059	$612,914

(b)        Short-Term Notes Payable:
	March 31,	December 31,
	2012	2011
	Principal	Principal
5% unsecured convertible note payable to Investco in the original amount of $400,000, due June 29, 2012 for both the principal and any accrued interest. Prepayments are allowed and interest accrues monthly. The conversion option allows the Holder to convert the unpaid principal and interest into common shares at the same rate as the Company’s next financing round.	$400,000	$400,000
Secured note payable to the shareholders of Alfa Sistemi Telemedia (“Alfa Sistemi”) in the original amount of $800,000. The due date is based upon the later of the completion of a capital raise by the Company or six (6) months from the effective date (November 1, 2011). The note is collateralized by the shares in Alfa Sistemi Telemedia.	800,000	800,000

Two notes of $1,000,000 each issued to the owners of Adora ICT ("Adora") as payment in full for Adora’s acquisition. Both notes are secured by Adora’s ownership shares and are payable 50% in cash and 50% in Company shares valued at $1.10 per share, the Company’s stock closing price as of the Adora acquisition date of November 1, 2011. The value of the stock components of these two notes is included in Stock Payable in the accompanying consolidated balance sheet.

The first note is due at the earlier of the completion of a sufficient equity capital raise by the Company or November 1, 2012; accordingly the $500,000 cash component of this first note is classified as current debt.

The second note is due only if Adora’s 2012 revenues will equal or exceed its 2011 revenues, as evidenced by the independent audit of Adora’s financial statements, which is expected to be completed in the first quarter of 2013. Accordingly, the $500,000 cash component of this second note is classified as long-term debt. In case Adora’s 2012 revenues do not equal or exceed its 2011 revenues, this note will become null and void.	500,000	500,000

8% convertible note payable in the original amount of $78,500 to Asher Enterprises, Inc. due on November 1, 2012, principal and interest payable on the due date. The "Variable Conversion Price" shall mean 60% multiplied by the Market Price (representing a discount rate of 40%). "Market Price" means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder to the Borrower via facsimile. The originally issued discount was calculated at $55,488 as of March 31, 2012 unamortized debt discount was $44,101. Prepayments are allowed 90 days prior to the due date and interest accrues monthly.

	89,887	-
Total short-term notes	$1,789,887	$1,700,000
6.0% unsecured note payable in the original amount of $110,000 to Xalted Holding Corporation Partners due on October 16, 2012, principal and interest payable on the due date. Prepayments are allowed and interest accrues monthly.	$35,000	$35,000
7.0% unsecured convertible note payable in the original amount of $250,000 to Empire Capital Partners due March 19, 2012, principal and interest payable on the due date. Prepayments are allowed and interest accrues monthly. Empire Capital Partners have informed the Company that they wish to convert this note into shares of the Company in accordance with the conversion terms of the note	250,000	250,000
6.0% unsecured note payable in the original amount of $90,000 to Xalted Holding Corporation Partner due on January 16, 2013, principal and interest payable on the due date. Prepayments are allowed and interest accrues monthly. However, as of March 31, 2012, only $35,000 had been received from Xalted Holding Corporation Partner.	35,000	-
Total short term notes - related party	$320,000	$285,000

Note 3 - Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted net income per share includes the effect of the potential shares outstanding, including dilutive warrants, stock options outstanding, using the treasury stock method.

The following table reconciles the components of the basic net income per share calculations to diluted net income per share:

	Three Months Ended March 31,
	2012	2011

Net earnings/(loss)	$(1,773,138)	$416,025
Weighted average common shares outstanding assuming no exercise of outstanding warrants and options	39,903,651	26,592,500
Dilutive warrants and stock options using the treasury stock method.	-	-
Dilutive common shares outstanding	39,903,651	26,592,500

Basic earnings/(loss) per common share	$(0.04)	$0.02
Diluted earnings/(loss) per common share	$(0.04)	$0.02

Number of anti-dilutive warrants (2,470,000) and stock options (1,976,000) not included in the calculation of dilutive earnings/(loss) per share	4,446,000	-

Note 4 - Segment reporting

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

Geographic segment

The revenues that are attributable to countries based on location of customers are as follows:

	Three Months Ended March 31,
	2012	2011

Italy	$1,796,045	$-
Nepal	99,616	28,352
India	26,622	514,915
United States	-	748,659
Total	$1,922,283	$1,291,927

Note 5 - Contingencies and commitments

Contingencies

(a)

The Income Tax Assessing Officer has raised a demand for additional Tax liability for (AY) 07-08 and AY 08- 09. The Company has made additional provision for Income Tax Demand Liability in respect of AY 2008-09 of $ 95,998. The Company is contesting the order of denial of section 10Aof the India tax code benefits claimed by the Company in AY 07-08 and AY 08-09 under the Income Tax Act, 1961. The estimated contingency amounts to $120,156 as of March 31, 2012. Management believes that it has strong merits for this petition and hence it will not have the material adverse effect on Xalted’s results of operations, liquidity or financial position and has filed an Appeal to the Commissioner of Income Tax in India.

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

After submission of written arguments, a hearing on the appeal was conducted in March 2011, a further hearing was set for June 9, 2011, and the earlier stay was continued during the pendency of the appeal. In June 2011, Xalted Information filed an additional application with the two-judge panel to request dismissal of the claims against it on the basis that Arasor’s corporate status was “void” in Delaware and “forfeited” in California, and that Arasor therefore was without corporate power and authority to maintain or prosecute the action. On October 15, 2011, the Division Bench heard the appeal filed by Xalted Information and set aside the order of admission of the petition. The Division Bench Court determined that the order passed by the Single Judge Court did not fully take into consideration the defenses presented by Xalted Information and remanded the matter back to the Single Bench Judge to hear the evidence of both parties again, as to whether there was sufficient evidence to admit the petition for trial. The Divisional Bench Court also ruled that Xalted Information is permitted to raise all defenses, including the defense of the non-existence of Arasor Corporation. Xalted Information has petitioned the Single Bench Judge to hear the case as soon as possible. Arasor Corporation has requested a delay in the hearing, which the Singe Bench Judge granted until June 2012. A hearing was held during the last week of June 2012 before the Single Bench Judge. The Single Bench Judge stated that he would render his written decision by the end of July 2012.

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

(c)

In November 2011, a civil lawsuit was filed against Xalted Networks, in the Superior Court of California, Santa Clara County, by Empirix, Inc., a Delaware company, in the amount of $316,625. The lawsuit alleges that Xalted Networks purchased monitoring surveillance and analysis technology and products from Mutina Technology S.R.L., an Italian company that is 100% owned by Empirix, Inc. We maintain that Xalted Networks, which was formed on March 14, 2011, could not have entered into a contractual relationship with Mutina Technology S.R.L. on August 17, 2009, as the Company did not exist.

On January 5, 2012, Xalted Networks filed a Notice of Demurrer in the Superior Court of California, Santa Clara County, to have the civil action against Xalted Networks dismissed based upon the fact that the Company did not exist at the time that the contractual arrangement allegedly occurred. The hearing to determine the Notice of Demurrer occurred June 5, 2012 and the Judge later issued his decision on June 21, 2012. The Judge denied the Motion of Demurrer. Discovery has begun in the case.

The Company’s California counsel has informed us that he believes Xalted Networks has a strong legal position and a good chance of success. If Xalted Networks is not successful in that effort, it may appeal the lawsuit to the California Courts of Appeal and the California Supreme Court. Should those appeals fail, Xalted Networks would be subject to a court action and would have to pay the amount of $316,625.01 and it could have a material adverse effect on our business, as no liability has been accounted for on the books of Xalted Networks, Inc.

Note 6 - Warrants

On February 19, 2012, the Company awarded an aggregate of 1,970,000 warrants to members of its management team, board of directors, and certain advisors, immediately vested and exercisable. The warrants have an exercise price of $0.10 and expire on February 19, 2017. These warrants were valued at $0.40 each using the Black-Scholes option pricing model based on the following assumptions: 5 years life expectancy; risk free interest rate of 5%; no dividends; and expected volatility of 378%. The aggregate value was charged to stock-based compensation expense.

The following is a summary of all the Company’s stock warrants as of March 31, 2012 and changes during the three months ended on that date:

			Weighted -
	Number	Weighted -	Average
	of	Average	Remaining Life
	Warrants	Exercise Price	(Years)
Outstanding at December 31, 2011	500,000	$0.40	4.58
Granted	1,970,00	$0.10	4.90
Exercised	-	$-	-
Cancelled	-	$-	-
Outstanding at March 31, 2012	2,470,000	$0.16	4.84
Exercisable at March 31, 2012	2,470,000	$0.16	4.84

Note 7 - Stock Options

The Company’s Stock Option Plan (the “Plan”) provides for the grant of up to 2,000,000 (net of options previously exercised) shares of its common stock to key employees. Currently there are 299,000 stock options available for grant. The Plan provides for both incentive stock options and non-qualified stock options. Stock option grants generally vest over a four-year period from either the employee’s hire date for new employees or the stock option grant date. No options were granted during the prior fiscal years ended December 31, 2010. During the fiscal years ended December 31, 2011 and December 31, 2010, no options were exercised and only in 2011 were options granted in the amount of 1,701,000.

On February 21, 2012, the Company granted 275,000 options that will vest over a four year period to certain management of the Company with an exercise price of $0.45. The total fair value of these options at the date of grant was estimated to be $0.45 per share and was determined using the Black-Scholes option pricing model with an expected life of 10 years, a risk free interest rate of 5.0%, a dividend yield of 0% and expected volatility of 378% and was recorded as a stock based compensation expense.

The following is a summary of all the Company’s stock options as of March 31, 2012 and changes during the three months ended on that date:

			Weighted-
		Weighted -	Average
	Number	Average	Remaining Life
	of Options	Exercise Price	(Years)
Outstanding at December 31, 2011	1,701,000	$0.20	9.42
Granted	275,000	$0.45	9.92
Exercised	-	$-	-
Cancelled	-	$-	-
Outstanding at March 31, 2012	1,976,000	$0.23	9.66
Exercisable at March 31, 2012	-	$-	-

Note 8 - Stockholders’ Equity

Common Stock

The authorized common stock of the Company consists of 50,000,000 shares of common stock with no par value and 10,000,000 shares of blank check preferred stock. As of March 31, 2012, the Company had 39,959,338 common shares and no preferred shares issued and outstanding.

On May 13, 2011, the Company consummated a Share Exchange Agreement with Xalted Networks and its operating subsidiary, Xalted Information, through the issuance of common shares in the Company which has been accounted for as a reverse recapitalization. As part of the recapitalization, $2,500,000 of debt issued by Xalted Network’s parent, Xalted Holding was forgiven. The Company acquired the debt from three note holders in exchange for the issuance to them of an aggregate of 14,958,280 shares of our common stock. The other part of the recapitalization was the issuance to Xalted Holding of 11,634,220 shares of our common stock; and the cancellation of an aggregate of 14,687,500 outstanding shares of our common stock held by three individuals. As a result of, and immediately after the closing of the recapitalization, the former Xalted Holding note holders held directly 45% of our issued and outstanding stock. Xalted Holding held directly 35% of our issued and outstanding common stock. The remaining 20% was held by the shareholders of Kranem Corporation of record immediately before the closing of the transactions. For accounting purposes due to the reverse merger the statement of equity reflects a recapitalization of shares issue as 6,648,125 shares, which represents the shares holder base of Kranem that remains outstanding

On June 30, 2011, the Company issued 6,648,125 shares of restricted common stock valued at $0.1393 per share, or $1,111,108, for the acquisition of Investco Intellectual Property.

On November 1, 2011, the Company agreed to issue 200,000 shares of restricted common stock valued at $1.10 per share or $220,000 for the purchase of Alfa Sistemi. This stock was recognized as stock payable at March 31, 2012.

On November 1, 2011, the Company agreed to issue two tranches of 500,000 shares of restricted common stock valued at $1.00 per share for a total value of $1,000,000 for the purchase of Adora. This stock was recognized as stock payable at March 31, 2012.

On March 21, 2012, the Company issued 70,588 shares of restricted common stock valued at $0.85 per share, or $60,000, for services.

Common to Preferred Stock Exchange Agreement

On November 21, 2011, we entered into a Common to Preferred Stock Exchange Agreement, or the Exchange Agreement, with certain of our investors to convert their common stock into the Series A convertible preferred stock at a ratio of one share of Series A Convertible Stock for each 100 shares of common stock. The Exchange Agreement allows the investors to convert their Series A convertible preferred stock back into common stock at their option, subject to the then availability of sufficient authorized shares of common stock, at the original ratio set forth under the Agreement. The foregoing description of the terms of the Exchange Agreement is qualified in its entirety by reference to the Current Report on Form 8-K filed on November 22, 2011. As of March 31, 2012, no shares have been converted.

Note 9 - Subsequent Events

(a) Empire Capital Convertible Note. On June 28, 2012, the Company was notified by Empire Capital of its intention to convert both the accrued interest and principal on its Convertible Note to shares of the Company. As Empire Capital had executed the Share Exchange Agreement, it also agreed to receive Preferred shares in the Company. The combined interest and principal equaled $260,452, which is equivalent to 10,852.17 Preferred shares based upon the conversion formula.

(b) Investco. On June 29, 2012, the Company and Investco agreed to extend the term on the $400,000 Convertible Note for an additional six (6) months to December 29, 2012, under the same terms and conditions.

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
  “Exchange Act” are to the Securities Exchange Act of 1934, as amended;;
  “Rupees” and “Rs.” are to the legal currency of India;;
  “Euros” and “€” are to the legal currency of the European Union;
  “U.S. dollars,” “dollars” and “$” are to the legal currency of the United States.

Overview of Our Business

Through our operating subsidiaries, Xalted Information, Alfa Sistemi and Adora, we provide advanced software solutions that enable companies and public organizations, including governments and law enforcement agencies, to capture, manage and analyze structured and unstructured data to enhance business and operational performance and address security threats. We have one business segment: telecom market solutions. The two principal markets that our software solutions address are the telecom market and the homeland security market. We include law enforcement as part of the homeland security market. Our current and past geographic focus is on India and elsewhere in Southeast Asia, and some countries in Africa, Europe, and the Middle East.

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
  Political instability. In many regions of the world, political instability is accompanied by heightened concerns relating to domestic and international security. To the extent our customers are located in these regions; we would anticipate an increased demand for our products.

Results of Operations (unaudited)

Revenue. We generate revenues from the sale of our integrated information security products and through the related after-sales services. Our revenues were $1,922,283 for the three months ended March 31, 2012 compared to $1,291,927 for the three months ended March 31, 2011, respectively. The increase in revenue was primarily due to the two acquisitions in Italy while the Company’s core business saw a decline in revenue due to our not attaining certain customer milestones associated with our customer contracts during the reporting period.

Cost of revenue. Our cost of revenue primarily consists of the purchase of third party software, third party hardware and deployment costs. Our cost of revenue was $1,737,541 for the three months ended March 31, 2012, compared to $313,651 for the three months ended March 31, 2011. Cost of revenue increased $1,423,890 for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. The increased costs were predominately due to the reduced revenue levels in the core software business and an increase in the revenue associated with the Italian business units, which have a higher cost basis for their revenue.

Gross profit and gross margin. Our gross profit was $184,742 for the three months ended March 31, 2012, compared to $978,276 for the three months ended March 31, 201, respectively. Our gross profit decreased by $793,534 for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. The decrease in the gross margin was directly attributed to the lower revenue in the Company’s core business in India and the two acquisitions in Italy, which traditionally have a lower gross margin.

Selling and marketing expenses. Our selling and marketing expenses consist primarily of compensation and benefits to our sales and marketing staffs, business travels for after-sale support, transportation costs and other sales related costs. Our selling and marketing expenses were $1,061,667 for the three months ended March 31, 2012, compared to $68,848 for the three months ended March 31, 2011. Our selling and marketing expenses increased by $992,819 for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. The increase in expenses is predominately attributed to the acquisition in the latter part of 2011 of the two companies in Italy.

General and administrative expenses. General and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operations. Our general and administrative expenses were $735,688 for the three months ended March 31, 2012, compared to $125,578 for the three months ended March 31, 2011. Our general and administrative expenses increased by $609,912 for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. The increase in the general and administrative expenses is associated with the combination of the recapitalization that completed on May 13, 2011, the two acquisitions in Italy and the expensing of equity based compensation awarded in February 2012.

Income before income taxes. Our income before income taxes decreased by $2,439,605 to ($1,925,859) for the three months ended March 31, 2012, compared to $513,746 for the three months ended March 31, 2011. Our lower income before income taxes is attributed to the combination of lower than anticipated revenue levels for 1st Quarter 2012, the increase in the general and administrative expenses is associated with the combination of the recapitalization that completed on May 13, 2011, the two acquisitions in Italy, and the expensing of equity based compensation awarded in February 2012.

Liquidity and Capital Resources

As of March 31, 2012, we had cash and cash equivalents of $532,947, compared to $420,012 as of December 31, 2011. To date, we have financed our operations primarily through cash flows from operations, augmented by equity contributions and short-term loans by our stockholders. As of March 31, 2012, $377,962 of cash and cash equivalents were held in India. We do not anticipate the need to repatriate any material amounts of the cash, cash equivalents and financial assets to the United States, but to the extent amounts are repatriated, we would become subject to tax in the United States on such amounts.

We anticipate that will require additional cash resources, including loans, to meet our working capital needs for the next 12 months. In addition, we may in the future require additional cash resources due to changed business conditions, implementation of our strategy to ramp up our marketing efforts and increase brand awareness, or acquisitions we may decide to pursue. In order to acquire these resources, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. Any issuance of stock will require approval by a note holder prior to issuance. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Operating Activities

The Company has $2,920,152 of accounts receivable that have been outstanding for more than a year as on March 31, 2012, of which $216,284 is covered by an allowance for doubtful accounts. Our accounts receivable in India are entirely from government agencies or government-owned entities. The age of our receivables is not unusual in government-related commercial transactions in India, although it would be unusual in purely private situations. We do not anticipate the age of these receivables and this pattern in government contracting in India to have an adverse impact on our growth because we have taken these patterns into account in our forward planning.

Net cash provided by operating activities was ($659,053) in the three months ended March 31, 2012, as compared to $485,703 in the three months ended March 31, 2011. The decrease in net cash provided by the operating activities was mainly due to the Company’s profitability associated with its operations in India during the 1st quarter of 2011.

Financing Activities

Net cash provided by financing activities was $736,842 in the three months ended March 31, 2012, as compared to $ 0 in the three months ended March 31, 2011. The increase in cash provided by financing activities is attributed to an increase in short-term loans and advances from related parties.

Loan Commitments

As of March 31, 2012, the Company has loan commitments, which include a one-year convertible promissory amount in the principal amount of $400,000, held by Investco, a British Virgin Islands company, having a maturity date of June 29, 2012, a short-term promissory note to Xalted Holding in the remaining principal amount of $35,000, with a maturity date of October 16, 2012, a short-term convertible promissory note to Empire Capital Partners, L.P. in the principle amount of $250,000 with a maturity date of March 19, 2012, a short-term convertible note to Asher Enterprises, Inc. in the principle amount of $78,500 with a maturity date of November 1, 2012 and promissory note to the shareholders of Alfa Sistemi Telemedia Srl. in the principle amount of $800,000 due upon the completion of a capital increase. Empire Capital Partners, L.P. has chosen to convert their loan into shares in the Company. There will promissory due to the owners of Adora ICT Srl. in the principle amount of approximately $500,000. The exact amount of the Adora promissory note will not be known until full year’s audit of Adora’s 2011 financial performance is completed.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Ajay Batheja, and Chief Financial Officer, Edward Miller, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based upon this evaluation, Mr. Batheja and Mr. Miller determined that, as of March 31, 2012, our disclosure controls and procedures were not effective due to a material weakness, as defined in Public Company Accounting Oversight Board Standard No. 5, in our internal control over financial reporting. This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews.

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

The petition was heard by a single judge, sometimes also called a “Single Bench Judge,” in the High Court in Karnataka. Any judicial panel comprised of two judges in a given court is referred to in India as a “Division Bench.” The Single- Bench Judge found sufficient evidence to hold a hearing on Arasor’s complaint to “wind- up” Xalted Information on November 10, 2010. On December 14, 2010, Xalted Information filed an appeal of that decision before a Division Bench of the same High Court. On January 19, 2011, the two-judge Division Bench stayed the November 10, 2010 order of the Single Bench Judge and all further proceedings in the action filed by Arasor, pending the appeal.

After submission of written arguments, a hearing on the appeal was conducted in March 2011, a further hearing was set for June 9, 2011, and the earlier stay was continued during the pendency of the appeal. In June 2011, Xalted Information filed an additional application with the two-judge Division Bench to request dismissal of the claims against it on the basis that Arasor’s corporate status was “void” in Delaware and “forfeited” in California, and that Arasor therefore was without corporate power and authority to maintain or prosecute the action. On October 15, 2011, the Division Bench heard the appeal filed by Xalted Information and set aside the order of admission of the petition. The Division Bench Court determined that the order passed by the Single Judge Court did not fully take into consideration the defenses presented by Xalted Information and remanded the matter back to the Single Bench Judge to hear the evidence of both parties again, as to whether there was sufficient evidence to admit the petition for trial. The Divisional Bench Court also ruled that Xalted Information is permitted to raise all defenses, including the defense of the non-existence of Arasor Corporation. Xalted Information has petitioned the Single Bench Judge to hear the case as soon as possible. Arasor Corporation has requested a delay in the hearing, which the Singe Bench Judge granted until June 2012. A hearing was held during the last week of June 2012 before the Single Bench Judge. The Single Bench Judge stated that he would render his written decision by the end of July 2012.

The Company's India counsel has informed us they believe Xalted Information has a reasonably strong legal position and a good chance of success in of persuading the Single Bench Judge to refuse to admit the winding- up petition. If Xalted Information is not successful in that effort, it may appeal the admission of the petition to the Division Bench and, if necessary, to the Supreme Court. Should those appeals fail, the petition would be finally admitted and the matter would proceed to trial before the Single Bench Judge. Again, Xalted Information would have the opportunity to contest the claims made by Arasor. In the event of an adverse decision, Xalted Information would be entitled to appeal that decision to the Division Bench and, if necessary, to the Supreme Court. If all appeals were to fail, Xalted Information would be subject to judicial liquidation in India if it is unable to pay the amount of the judgment. If liquidation of the company were to be carried out, we would lose most of our operating assets, which would have a material adverse effect on our business.

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

On January 5, 2012, Xalted Networks filed a Notice of Demurrer in the Superior Court of California, Santa Clara County, to have the civil action against Xalted Networks dismissed based upon the fact that the Company did not exist at the time that the contractual arrangement allegedly occurred. The hearing to determine the Notice of Demurrer occurred June 5, 2012 and the Judge later issued his decision on June 21, 2012.  The Judge denied the Motion of Demurrer.  Discovery has begun in the case.

The Company’s California counsel has informed us that he believes Xalted Networks has a strong legal position and a good chance of success. If Xalted Networks is not successful in that effort, it may appeal the lawsuit to the California Courts of Appeal and the California Supreme Court. Should those appeals fail, Xalted Networks would be subject to a court action and would have to pay the amount of $316,625.01 and it could have a material adverse effect on our business, as no liability has been accounted for on the books of Xalted Networks, Inc.

We are currently not aware of any other legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of equity securities during the fiscal quarter ended March 31, 2012, which were not previously reported on a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the period covered by this report, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

Except as noted below, the following exhibits are filed as part of this report or incorporated by reference:

Exhibit	Description
No.
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Statement of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Statement of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 (2)

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011, (ii) Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and 2011 (unaudited), (iii) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011 (unaudited) and (iv) Notes to the Consolidated Financial Statements

(1) In accordance with Item 601(b) (32) (ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(2) In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 17, 2012		KRANEM CORPORATION

	By:	/s/ Ajay Batheja
Ajay Batheja, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Edward Miller
Edward Miller, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
No.
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Statement of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Statement of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 (2)

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011, (ii) Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and 2011 (unaudited), (iii) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011 (unaudited) and (iv) Notes to the Consolidated Financial Statements

(1) In accordance with Item 601(b) (32) (ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(2) In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act