Form 10-Q
period 2012-06-30
KRANEM CORP
filed 2012-08-24
CIK 1309764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

EXPLANATORY NOTE

Kranem Corporation (the “Company”) is filing this Quarterly Report on Form 10-Q which includes a restatement of its Consolidated Statements of Operations and the Consolidated Statement of Cash Flows for both the three months and six months ended June 30, 2011. The Company is restating the Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2011, previously filed with the Securities and Exchange Commission on October 14, 2011 (the “First Amended Filing”).

For purposes of the restatement, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Original Filing that was affected by the restatement has been amended and restated in its entirety in this filing.

KRANEM CORPORATION

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

KRANEM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December
	2012	31, 2011

ASSETS
Current Assets
Cash and cash equivalents	$524,287	$420,012
Financial assets	994,658	877,864
Accounts receivable, net of allowance for doubtful accounts	7,672,051	9,595,288
Accounts receivable - related parties	820,000	2,267,584
Inventories	393,155	207,345
Deferred tax assets, net	321,933	99,035
Current tax assets net of provision for income tax	289,792	-
Prepaid expenses and other current assets	391,862	260,473
Total Current Assets	11,407,738	13,727,601
Non-Current Assets
Property, plant and equipment, net	372,142	375,383
Intangible assets, net	3,965,786	4,420,902
Financial assets	212,384	400,112
Deferred tax assets, net	44,012	16,024
Other non-current assets	134,658	116,624
Total Non-Current Assets	4,728,982	5,329,045
TOTAL ASSETS	$16,136,720	$19,056,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,221,532	$5,812,585
Accounts payable - related parties	1,358,549	1,110,383
Deferred revenue	49,907	-
Credit facilities	767,224	612,914
Short-term notes	2,440,158	1,700,000
Short-term notes - related parties	583,635	285,000
Convertible note, net of discount	109,814	-
Accrued payroll	660,002	370,979
Current tax liability, net of tax assets	-	78,041
Other current liabilities	709,948	863,009
Total Current Liabilities	10,900,769	10,832,911
Non-Current Liabilities
Deferred benefit obligations	115,707	121,867
Other non-current liabilities – related parties	-	16,144
Long-term notes	-	500,000
Long-term provisions	226,497	220,539
Total Non-Current Liabilities	342,204	858,550
Total Liabilities	11,242,973	11,691,461

STOCKHOLDERS' EQUITY
Preferred Stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, no par value, 50,000,000 shares authorized, 39,959,338 shares issued and outstanding	1,643,112	1,583,112
Additional paid-in-capital	968,333	126,350
Stock payable	1,220,000	1,220,000
Retained earnings	2,253,552	5,319,043
Accumulated other comprehensive income	(1,191,250)	(883,320)
Total Stockholders' Equity	4,893,747	7,365,185
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,136,719	$19,056,646

The accompanying notes are an integral part of these financial statements.

KRANEM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
	US $	US $	US $	US $
		(Restated)		(Restated)

REVENUES	1,331,945	1,013,041	3,254,228	2,304,968
COST OF REVENUES	1,436,441	384,463	3,173,982	698,114
GROSS PROFIT	(104,496)	628,578	80,246	1,606,854
OPERATING EXPENSES
Research and development	133,158	244,309	305,199	509,391
Selling and marketing	282,113	85,858	1,343,781	154,706
General and administrative	801,995	332,548	1,534,371	448,799
Total Operating Expenses	1,217,266	662,715	3,183,354	1,112,896
OPERATING INCOME/(LOSS)	(1,321,762)	(34,137	(3,103,354)	493,958
Finance Costs	(218,019)	(9,346)	(278,942)	(45,738)
Non Operating Income	2,971	29,552	(77,510)	60,922
Income (loss) before Income Taxes	(1,536,810)	(13,931)	(3,459,560)	509,142
Tax Expenses	241,349	44,194	(394,070)	141,915
Net Income/(Loss)	(1,295,461)	(58,125)	(3,065,490)	367,227
Earnings per Equity share
Basic	0.03	0.00	(0.08)	0.01
Diluted	0.03	0.00	(0.08)	0.01
Weighted average number of equity shares used in computing earnings per equity share
Basic	39,959,338	27,819,066	39,928,094	24,595,255
Diluted	39,959,338	27,819,066	39,928,094	24,595,255

The accompanying notes are an integral part of these financial statements.

KRANEM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED
	June 30,	June 30,
	2012	2011
		(Restated)

Cash flows from Operating Activities
Net Income/(Loss)	$(3,065,490)	$367,227
Adjustments to reconcile net income/(loss) to net cash from operating activities
Depreciation and amortization	397,352	74,837
Stock-based compensation	890,983	-
Loss/(Profit) on sale of property, plant and equipment	-	10,741
Provision for taxation	(172,886)	137,053
Dividend income	-	(8,115)
Deferred taxes	(13,699)	4,862
Currency translation reserve	-	5,296
Financing cost	173,635	(845)
Interest (Accrual)/reversal on fixed deposits	-	(6,507)
Provision for gratuity and leave encashment	11,496	23,869
Amortization of debt discount on convertible notes	31,314	-
Amortization of prepaid rent	53,497	5,428
Changes in operating assets and liabilities
Financial assets	(43,556)	2,033
Trade receivables	2,545,021	(914,187)
Inventories	(195,766)	44,679
Taxes assets	(240,057)	5,406
Prepaid expenses and other current assets	(190,854)	75,591
Other non-current assets	(24,330)	(1,048)
Accounts payable	(694,151)	(360,733)
Deferred revenues	49,907	327,897
Due to related party	375,059	-
Long-term provisions	(12,826)	(5.922)
Other non-current liabilities	(92,392)	-
Other, net	(758)	(51,831)
Net Cash from Operating Activities	(218,481)	(284,287)

Cash flows from Investing Activities
Fixed deposits placed with banks	22,822	-
Investment in mutual fund units	-	(1,097,324)
Redemption of mutual fund units	-	867,225
Proceeds from sale of fixed assets	-	100,784
Expenditures on property, plant and equipment	(3,551)	(18,581)
Net Cash from Investing Activities	19,271	(147,896)

Cash flows from Financing Activities
Short-term loans	234,118	47,905
Convertible note	78,500	-
Issuance of common shares	-	-
Net Cash from Financing Activities	312,618	47,905

Translation effect of exchange rates	(9,133)	-
Net change in cash and cash equivalents during the period	104,275	221,397

Cash and cash equivalents at the beginning of the period	420,012	545,374

Cash and cash equivalents at the end of the period	$524,287	$766,771

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Non-Cash Investing and Financing Activities:
Acquisition of Investco, shares issued	$-	$1,111,108
Acquisition of Investco, note issued	$-	$400,000
Re-classification of accounts payable to related party accounts payable	$321,579	$-
Common stock issued for accounts payable	$60,000	$-

Supplemental Disclosure of Cash-Flow Information:

Net Cash Paid During the Period for:

Interest	$-	$-
Income Taxes	$-	$-

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

Note 2 -Short-Term Borrowings

(a)     Credit Facilities:

	June 30,	December 31,
	2012	2011
	Loan Amount	Loan Amount
Alfa Sistemi has a credit agreement with Banca Popolare di Milano providing a €140,000 (Euros) secured revolving credit facility that is collateralized by €190,000 in assets. Advances under the credit agreement accrue interest at a rate of 8%. The credit agreement requires the Company to comply with certain covenants. The Company was in compliance with all covenants as of June 30, 2012.	$-	$143,411
Alfa Sistemi has a credit agreement with Banca Popolare di Milano providing a €650,000 (Euros) secured revolving credit facility that is collateralized by accounts receivable. Advances under the credit agreement accrue interest at a rate that varies monthly based upon the Bank’s borrowing rate. Recently the interest rate has been in the 5% to 6% range. The credit agreement requires the Company to comply with certain covenants. The Company was in compliance with all covenants as of June 30, 2012.	576,143	371,501
Alfa Sistemi has a credit agreement with Monte dei Paschi di Siena providing a €90,000 (Euros) secured revolving credit facility that is collateralized by €100,000 in assets. Advances under the credit agreement accrue interest at a rate of 9.3%. The credit agreement requires the Company to comply with certain covenants. The Company was in compliance with all covenants as of June 30, 2012.	108,352	58,717
Alfa Sistemi has a credit agreement with Credito Bergamasco providing a €20,000 (Euros) unsecured revolving credit facility. Advances under the credit agreement accrue interest at a rate that varies monthly based upon the Bank’s borrowing rate and other factors. Recently the interest rate has been in the 12.5% to 13.4% range. The credit agreement requires the Company to comply with certain covenants. The Company was in compliance with all covenants as of June 30, 2012.	25,027	24,151
Adora has a factoring agreement with Banca Popolare di Milano providing a €50,000 (Euros) secured factoring facility that is collateralized by the invoices being factored. Advances under the factoring agreement are charged a factoring rate of 6.25%. The credit agreement requires the Company to comply with certain covenants. The Company was in compliance with all covenants as of June 30, 2012.	50,562	-
Alfa Sistemi’s credit card accounts used for the purchase of supplies and components. No interest is charged because monthly outstanding balances must be paid in full.	7,140	15,134
Total Owing on Credit Facilities	$767,224	$612,914

(b)     Short-Term Notes Payable:

	June 30,	December 31,
	2012	2011
	Principal	Principal
5% unsecured convertible note payable to Investco in the original amount of $400,000, due December 29, 2012 for both the principal and any accrued interest. Prepayments are allowed and interest accrues monthly. The conversion option allows the Holder to convert the unpaid principal and interest into common shares at the same rate as the Company’s next financing round.	$400,000	$400,000
Secured note payable to the shareholders of Alfa Sistemi Telemedia (“Alfa Sistemi”) in the original amount of $800,000. The due date is based upon the later of the completion of a capital raise by the Company or six (6) months from the effective date (November 1, 2011). The note is collateralized by the shares in Alfa Sistemi Telemedia.	800,000	800,000

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

	500,000
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

8% convertible note payable in the original amount of $78,500 to Asher Enterprises, Inc. due on November 1, 2012, principal and interest payable on the due date. The "Variable Conversion Price" shall mean 60% multiplied by the Market Price (representing a discount rate of 40%). "Market Price" means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder to the Borrower via facsimile. The originally issued discount was calculated at $55,488 as of June 30, 2012 unamortized debt discount was $44,101. Prepayments are allowed 90 days prior to the due date and interest accrues monthly.

	109,814	-
Note Payable	240,158	-
Total short-term notes	$2,549,972	$1,700,000
6.0% unsecured note payable in the original amount of $110,000 to Xalted Holding Corporation due on October 16, 2012, principal and interest payable on the due date. Prepayments are allowed and interest accrues monthly.	$35,000	$35,000
7.0% unsecured convertible note payable in the original amount of $250,000 to Empire Capital Partners due March 19, 2012, principal and interest payable on the due date. Prepayments are allowed and interest accrues monthly. Empire Capital Partners informed the Company on June 27, 2012 that they wish to convert this note into shares of the Company in accordance with the conversion terms of the note. The note fully amortized the $176,635 of originally issued discount as of June 30, 2012.	423,635	250,000
6.0% unsecured note payable in the original amount of $90,000 to Xalted Holding Corporation due on January 16, 2013, principal and interest payable on the due date. Prepayments are allowed and interest accrues monthly.	90,000	-
6.0% unsecured note payable in the original amount of $35,000 to Xalted Holding Corporation due on April 16, 2013, principal and interest payable on the due date. Prepayments are allowed and interest accrues monthly.	35,000	-
Total short term notes - related party	$583,635	$285,000

Note 3 - Earnings per share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted net income per share includes the effect of the potential shares outstanding, including dilutive warrants, stock options outstanding, using the treasury stock method.

The following table reconciles the components of the basic net income per share calculations to diluted net income per share:

	Six Months Ended June 30,
	2012	2011

Net earnings/(loss)	$(3,065,490)	$367,227
Weighted average common shares outstanding assuming no exercise of outstanding warrants and options	39,928,094	28,333,743
Dilutive warrants and stock options using the treasury stock method.	-	-
Dilutive common shares outstanding	39,928,094	28,333,743

Basic earnings/(loss) per common share	$(0.08)	$0.01
Diluted earnings/(loss) per common share	$(0.08)	$0.01

Number of anti-dilutive warrants (2,470,000) and stock options (1,976,000) not included in the calculation of dilutive earnings/(loss) per share	4,446,000	-

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

Geographic segment

The revenues that are attributable to countries based on location of customers are as follows:

	Six Months Ended June 30,
	2012	2011

Italy	$3,025,374	$-
India	129,238	693,752
Nepal	99,616	2,499
South Africa	-	56,732
United States	-	1,553,985
Total	$3,254,228	$2,304,968

Note 5 - Contingencies and commitments

Contingencies

(a)

The Income Tax Assessing Officer has raised a demand for additional Tax liability for (AY) 07-08 and AY 08- 09. The Company has made additional provision for Income Tax Demand Liability in respect of AY 2008- 09 of $ 95,998. The Company is contesting the order of denial of section 10Aof the India tax code benefits claimed by the Company in AY 07-08 and AY 08-09 under the Income Tax Act, 1961. The estimated contingency amounts to $120,156 as of June 30, 2012. Management believes that it has strong merits for this petition and hence it will not have the material adverse effect on Xalted’s results of operations, liquidity or financial position and has filed an Appeal to the Commissioner of Income Tax in India.

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

The petition was heard by a single judge, sometimes also called a “Single Bench Judge,” in the High Court in Karnataka. Any judicial panel comprised of two judges in a given court is referred to in India as a “Division Bench.” The Single-Bench Judge found sufficient evidence to hold a hearing on Arasor’s complaint to “wind- up” Xalted Information Systems on November 10, 2010. On December 14, 2010, Xalted Information filed an appeal of that decision before a Division Bench of the same High Court. On January 19, 2011, the two- judge panel stayed the November 10, 2010 order of the Single Bench Judge and all further proceedings in the action filed by Arasor, pending the appeal.

After submission of written arguments, a hearing on the appeal was conducted in March 2011, a further hearing was set for June 9, 2011, and the earlier stay was continued during the pendency of the appeal. In June 2011, Xalted Information filed an additional application with the two-judge panel to request dismissal of the claims against it on the basis that Arasor’s corporate status was “void” in Delaware and “forfeited” in California, and that Arasor therefore was without corporate power and authority to maintain or prosecute the action. On October 15, 2011, the Division Bench heard the appeal filed by Xalted Information and set aside the order of admission of the petition. The Division Bench Court determined that the order passed by the Single Judge Court did not fully take into consideration the defenses presented by Xalted Information and remanded the matter back to the Single Bench Judge to hear the evidence of both parties again, as to whether there was sufficient evidence to admit the petition for trial. The Divisional Bench Court also ruled that Xalted Information is permitted to raise all defenses, including the defense of the non-existence of Arasor Corporation. Xalted Information has petitioned the Single Bench Judge to hear the case as soon as possible. Arasor Corporation has requested a delay in the hearing, which the Singe Bench Judge granted until June 2012. A hearing was held during the last week of June 2012 before the Single Bench Judge. The Single Bench Judge stated that he would render his written decision by the end of July 2012. The Single Bench Judge at the end of July 2012, then requested additional documentation in the matter and has stated that he will render his written decision by the end of August 2012.

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

Should the appeals fail, there will be a trial before the Single Bench Judge on the Arasor “winding up” petition. Should Xalted Information lose the trial, Xalted Information would appeal the decision to the Divisional Bench and, if required, appeal the trial decision before the Supreme Court. Should Xalted Information fail in the hearing, the trail and its appeals, Xalted Information would be subject to judicial liquidation in India, if Xalted Information is unable to pay the amount of the judgment. The Company’s India Lawyers have also informed the management that there is no loss contingency required, as the legal claim is not for payment of money but for the “winding- up of the Company”. The management team of the Company has determined based upon the merits of its legal case that the likelihood of a loss is remote and no financial reserve is required.

(c)

In November 2011, a civil lawsuit was filed against both Kranem Corporation and Xalted Networks, in the Superior Court of California, Santa Clara County, by Empirix, Inc., a Delaware company, in the amount of $316,625. The lawsuit alleges that Xalted Networks purchased monitoring surveillance and analysis technology and products from Mutina Technology S.R.L., an Italian company that is 100% owned by Empirix, Inc. We maintain that Xalted Networks, which was formed on March 14, 2011, and Kranem Corporation, which was part of a recapitalization in May 2011, could not have entered into a contractual relationship with Mutina Technology S.R.L. on August 17, 2009, as the Companies either did not exist or were dormant.

On January 5, 2012, both Kranem and Xalted Networks filed a Notice of Demurrer in the Superior Court of California, Santa Clara County, to have the civil action against both Kranem and Xalted Networks be dismissed based upon the fact that the Companies did not exist at the time that the contractual arrangement allegedly occurred. The hearing to determine the Notice of Demurrer occurred June 5, 2012 and the Judge later issued his decision on June 21, 2012. The Judge denied the Motion of Demurrer. Discovery has begun in the case.

The Company’s California counsel has informed us that he believes both Kranem and Xalted Networks has a strong legal position and a good chance of success. If Xalted Networks is not successful in that effort, it may appeal the lawsuit to the California Courts of Appeal and the California Supreme Court. Should those appeals fail, both Kranem and Xalted Networks would be subject to a court action and would have to pay the amount of $316,625.01 and it could have a material adverse effect on our business, as no liability has been accounted for on the books of either Kranem or Xalted Networks, Inc.

Note 6 - Warrants

On February 19, 2012, the Company awarded an aggregate of 1,970,000 warrants to members of its management team, board of directors, and certain advisors, immediately vested and exercisable. The warrants have an exercise price of $0.10 and expire on February 19, 2017. These warrants were valued at $0.40 each using the Black-Scholes option pricing model based on the following assumptions: 5 years life expectancy; risk free interest rate of 5%; no dividends; and expected volatility of 378%. The aggregate value was charged to stock-based compensation expense in the amount of $788,000.

The following is a summary of all the Company’s stock warrants as of June 30, 2012 and changes during the three months ended on that date:

			Weighted -
	Number	Weighted -	Average
	of	Average	Remaining
	Warrants	Exercise Price	Life (Years)

Outstanding at December 31, 2011	500,000	$0.40	4.23
Granted	1,970,00	$0.10	4.65
Exercised	-	$-	-
Cancelled	-	$-	-
Outstanding at June 30, 2012	2,470,000	$0.16	4.59
Exercisable at June 30, 2012	2,470,000	$0.16	4.59

Note 7 - Stock Options

The Company’s Stock Option Plan (the “Plan”) provides for the grant of up to 2,000,000 (net of options previously exercised) shares of its common stock to key employees. Currently there are 299,000 stock options available for grant. The Plan provides for both incentive stock options and non-qualified stock options. Stock option grants generally vest over a four-year period from either the employee’s hire date for new employees or the stock option grant date. No options were granted during the prior fiscal years ended December 31, 2010. During the fiscal years ended December 31, 2011 and December 31, 2010, no options were exercised and only in 2011 were options granted in the amount of 1,701,000. The six month period ended June 30, 2012 reflected $49,000 of stock based compensation expense recognized for these options in the current period.

On February 21, 2012, the Company granted 275,000 options that will vest over a four year period to certain management of the Company with an exercise price of $0.45. The total fair value of these options at the date of grant was estimated to be $0.45 per share total value of $137,500 and was determined using the Black-Scholes option pricing model with an expected life of 10 years, a risk free interest rate of 5.0%, a dividend yield of 0% and expected volatility of 378% and was recorded as a stock based compensation expense in the amount of 11,458 for the six month period ended June 30, 2012.

The following is a summary of all the Company’s stock options as of June 30, 2012 and changes during the three months ended on that date:

			Weighted-
		Weighted -	Average
	Number	Average	Remaining
	of Options	Exercise Price	Life (Years)

Outstanding at December 31, 2011	1,701,000	$0.20	9.17
Granted	275,000	$0.45	9.67
Exercised	-	$-	-
Cancelled	-	$-	-
Outstanding at June 30, 2012	1,976,000	$0.23	9.41
Exercisable at June 30, 2012	-	$-	-

Note 8 - Stockholders’ Equity

Common Stock

The authorized common stock of the Company consists of 50,000,000 shares of common stock with no par value and 10,000,000 shares of blank check preferred stock. As of June 30, 2012, the Company had 39,959,338 common shares and no preferred shares issued and outstanding.

On May 13, 2011, the Company consummated a Share Exchange Agreement with Xalted Networks and its operating subsidiary, Xalted Information, through the issuance of common shares in the Company which has been accounted for as a reverse recapitalization. As part of the recapitalization, $2,500,000 of debt issued by Xalted Network’s parent, Xalted Holding was forgiven. The Company acquired the debt from three note holders in exchange for the issuance to them of an aggregate of 14,958,280 shares of our common stock. The other part of the recapitalization was the issuance to Xalted Holding of 11,634,220 shares of our common stock; and the cancellation of an aggregate of 14,687,500 outstanding shares of our common stock held by three individuals. As a result of, and immediately after the closing of the recapitalization, the former Xalted Holding note holders held directly 45% of our issued and outstanding stock. Xalted Holding held directly 35% of our issued and outstanding common stock. The remaining 20% was held by the shareholders of Kranem Corporation of record immediately before the closing of the transactions. For accounting purposes due to the reverse merger the statement of equity reflects a recapitalization of shares issue as 6,648,125 shares, which represents the shares holder base of Kranem that remains outstanding

On June 30, 2011, the Company issued 6,648,125 shares of restricted common stock valued at $0.1393 per share, or $1,111,108, for the acquisition of Investco’s Intellectual Property.

On November 1, 2011, the Company agreed to issue 200,000 shares of restricted common stock valued at $1.10 per share or $220,000 for the purchase of Alfa Sistemi. This stock was recognized as stock payable at June 30, 2012.

On November 1, 2011, the Company agreed to issue two tranches of 500,000 shares of restricted common stock valued at $1.00 per share for a total value of $1,000,000 for the purchase of Adora. This stock was recognized as stock payable at June 30, 2012.

On March 21, 2012, the Company issued 70,588 shares of restricted common stock valued at $0.85 per share, or $60,000, for services.

Common to Preferred Stock Exchange Agreement

On November 21, 2011, we entered into a Common to Preferred Stock Exchange Agreement, or the Exchange Agreement, with certain of our investors to convert their common stock into the Series A convertible preferred stock at a ratio of one share of Series A Convertible Stock for each 100 shares of common stock. The Exchange Agreement allows the investors to convert their Series A convertible preferred stock back into common stock at their option, subject to the then availability of sufficient authorized shares of common stock, at the original ratio set forth under the Agreement. The foregoing description of the terms of the Exchange Agreement is qualified in its entirety by reference to the Current Report on Form 8-K filed on November 22, 2011. As of June 30, 2012, no shares have been converted.

Note 9 - Subsequent Events

On August 8, 2012, the Company’s Indian subsidiary, Xalted Information Systems, received signed purchase orders from ZTE Corporation in the amount of approximately $4.7 million for software and equipment in conjunction with the first phase of the BSNL telecommunications expansion project. The purchase orders request that the software and equipment be delivered and invoiced by September 30, 2012. The Company will be issuing a press release in the near term pertaining to this significant order.

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

Results of Operations (unaudited)

Three and Six Months Ended June 30, 2012 and 2011

We recorded net loss of $1,295,461 and net loss of $3,065,490 for the three and six months ended June 30, 2012, respectively, compared to net loss of $58,125 for the three months ended June 30, 2011 and net income of $367,227 for the six months ended June 30, 2011. On a basic and diluted per share basis, net loss was $0.03 and net loss of $0.08 for the three and six months ended June 30, 2012, respectively, compared to net loss of $0.00 and net income of $0.01 for the three and six months ended June 30, 2011, respectively. We may incur net losses in future periods due to future spending and fluctuations in our business, and we may not achieve or maintain sustained profitability in the future.

Comparison of the Three- and Six-Month Periods Ending June 30, 2012 and 2011

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenue	1,331,945	1,013,041	3,254,228	2,304,968
Cost of Revenue	1,436,441	384,463	3,173,982	698,114
Gross Profit	(104,496)	628,578	80,246	1,606,854
Operating Expenses	1,217,266	662,715	3,183,354	1,112,896
Operating Income/(Loss)	(1,321,762)	(34,137)	(3,103,108)	493,958
Other Income/(Expense)	(215,048)	20,206	(356,452)	15,184
Income (loss) before Income Taxes	(1,536,810)	(13,931)	(3,459,560)	509,142

Revenues. We generate revenues from sales of our integrated information security products and through the related after-sales services. Our revenues were $1,331,945 and $3,254,228 for the three and six months ended June 30, 2012, respectively, compared to $1,013,041 and $2,304,968 for the three and six months ended June 30, 2011, respectively. The increase in revenue was primarily due to the combination of timing of attaining specific revenue/project milestones associated with our customer contracts and the revenue generated by the Company’s two Italian acquisitions.

Cost of revenue. Our cost of revenue primarily consists of the purchase of third party software and deployment costs. Our cost of revenue was $1,436,441 and $3,173,982 for the three and six months ended June 30, 2012, respectively, compared to $384,463 and $698,114 for the three and six months ended June 30, 2011, respectively. Cost of revenue increased by $1,051,978 for the three months ended June 30, 2012, compared to the three months ended June 30, 2011. Cost of revenue increased by $2,475,868 for the six months ended June 30, 2012, compared to the six months ended June 30, 2011. These increases were due to the combination of increased revenue levels in the 2nd quarter and the 1st half of 2012 versus the corresponding periods of 2011, and the higher cost of revenue associated with the Company’s new Italian operations.

Gross profit and gross margin. Our gross profit is equal to the difference between our revenues and our cost of revenue. Our gross profit was $(104,496) and $80,246 for the three and six months ended June 30, 2012, respectively, compared to $628,578 and $1,606,854 for the three and six months ended June 30, 2011, respectively. Our gross profit decreased by $733,074 for the three months ended June 30, 2012, compared to the three months ended June 30, 2011. Our gross profit decreased by $1,526,608 for the six months ended June 30, 2012, compared to the six months ended June 30, 2011. The decrease in the gross margin was directly attributed to the higher cost of revenue associated with the Company’s Italian operations.

Selling and marketing expenses. Our selling and marketing expenses consist primarily of compensation and benefits to our sales and marketing staffs, business travels after-sale support, transportation costs and other sales related costs. Our selling and marketing expenses were $282,113 and $1,343,781 for the three and six months ended June 30, 2012, respectively, compared to $85,858 and $154,706 for the three and six months ended June 30, 2011, respectively. Our selling and marketing expenses increased by $196,255 for the three months ended June 30, 2012, compared to the three months ended June 30, 2011. Our selling and marketing expenses increased by $1,189,075 for the six months ended June 30, 2012, compared to the six months ended June 30, 2011. The increase in the 6 month period was heavily attributed to the issuance warrants and to a lesser extent to an increase in sales personnel and increased travel costs.

General and administrative expenses. General and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operations. Our general and administrative expenses were $801,995 and $1,534,371 for the three and six months ended June 30, 2012, respectively, compared to $332,548 and $448,799 for the three and six months ended June 30, 2011, respectively. Our general and administrative expenses increased by $469,447 for the three months ended June 30, 2012, compared to the three months ended June 30, 2011; and increased by $1,085,572, for the six months ended June 30, 2012, compared to the six months ended June 30, 2011. The increase in the general and administrative expenses is associated with a combination of events: the recapitalization completed in May 2011, the issuance of stock options and warrants to management and employees, and the addition of two subsidiaries in Italy. The largest single contributor to the increased costs was the issuance of the stock options and warrants.

Income (Loss) before income taxes. Our income/(loss) before income taxes decreased by $1,735,437 to ($1,536,810) for the three months ended June 30, 2012, compared to $(13,931) for the three months ended June 30, 2011. Our income before income taxes decreased by $3,978,702 to $(3,469,560) for the six months ended June 30, 2012, compared to $509,142 for the six months ended June 30, 2011. Our lower income before income taxes is attributed to the increased cost of revenues and the increased operating costs associated with the issuance of stock options and warrants in 2012.

Net income/(Loss). As a result of the factors described above, net income/(loss) decreased by $1,237,336 to ($1,295,461) for the three months ended June 30, 2012, compared to $(58,125) for the three months ended June 30, 2011. Net income/(loss) decreased by $3,432,717 to $(3,065,490) for the six months ended June 30, 2012, compared to $367,227 for the six months ended June 30, 2011.

Liquidity and Capital Resources

As of June 30, 2012, we had cash and cash equivalents of $524,287, compared to $420,012 as of December 31, 2011. To date, we have financed our operations primarily through cash flows from operations, augmented by equity contributions and short-term loans by our stockholders. As of June 30, 2012, $411,327 of cash and cash equivalents were held in Italy. We do not anticipate the need to repatriate any material amounts of the cash, cash equivalents and financial assets to the United States, but to the extent amounts are repatriated, we would become subject to tax in the United States on such amounts.

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

Operating Activities

The Company has $2,773,093 of accounts receivable that have been outstanding for more than a year as on June 30, 2012, of which $216,284 is covered by an allowance for doubtful accounts. Our accounts receivable in India are entirely from government agencies or government-owned entities. The age of our receivables is not unusual in government-related commercial transactions in India, although it would be unusual in purely private situations. We do not anticipate the age of these receivables and this pattern in government contracting in India to have an adverse impact on our growth because we have taken these patterns into account in our forward planning.

Net cash provided by operating activities was ($218,481) in the six months ended June 30, 2012, as compared to ($264,267) in the six months ended June 30, 2011. The decrease in net cash provided by the operating activities was mainly due to the Company’s profitability associated with its operations in India during the 1st half of 2011.

Financing Activities

Net cash provided by financing activities was $312,618 in the six months ended June 30, 2012, as compared to $47,905 in the six months ended June 30, 2011. The increase in cash provided by financing activities is attributed to an increase in short-term loans and advances from related parties.

Loan Commitments

As of June 30, 2012, the Company has loan commitments, which include a one-year convertible promissory amount in the principal amount of $400,000, held by Investco, a British Virgin Islands company, having a maturity date of June 29, 2012, a short-term promissory note to Xalted Holding in the remaining principal amount of $35,000, with a maturity date of October 16, 2012, a short-term promissory note to Xalted Holding in the principle amount of $90,000 with a maturity date of January 16, 2013, a short-term promissory note to Xalted Holding in the principle amount of $35,000 with a maturity date of April 16, 2013, a short-term convertible note to Asher Enterprises, Inc. in the principle amount of $78,500 with a maturity date of November 1, 2012 and promissory note to the shareholders of Alfa Sistemi Telemedia Srl. in the principle amount of $800,000 due upon the completion of a capital increase. Empire Capital Partners, L.P. has chosen to convert their loan into shares in the Company. There will promissory due to the owners of Adora ICT Srl. in the principle amount of approximately $500,000. The exact amount of the Adora promissory note will not be known until full year’s audit of Adora’s 2011 financial performance is completed.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Ajay Batheja, and Chief Financial Officer, Edward Miller, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based upon this evaluation, Mr. Batheja and Mr. Miller determined that, as of June 30, 2012, our disclosure controls and procedures were not effective due to a material weakness, as defined in Public Company Accounting Oversight Board Standard No. 5, in our internal control over financial reporting. This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews.

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

After submission of written arguments, a hearing on the appeal was conducted in March 2011, a further hearing was set for June 9, 2011, and the earlier stay was continued during the pendency of the appeal. In June 2011, Xalted Information filed an additional application with the two-judge Division Bench to request dismissal of the claims against it on the basis that Arasor’s corporate status was “void” in Delaware and “forfeited” in California, and that Arasor therefore was without corporate power and authority to maintain or prosecute the action. On October 15, 2011, the Division Bench heard the appeal filed by Xalted Information and set aside the order of admission of the petition. The Division Bench Court determined that the order passed by the Single Judge Court did not fully take into consideration the defenses presented by Xalted Information and remanded the matter back to the Single Bench Judge to hear the evidence of both parties again, as to whether there was sufficient evidence to admit the petition for trial. The Divisional Bench Court also ruled that Xalted Information is permitted to raise all defenses, including the defense of the non-existence of Arasor Corporation. Xalted Information has petitioned the Single Bench Judge to hear the case as soon as possible. Arasor Corporation has requested a delay in the hearing, which the Singe Bench Judge granted until June 2012. A hearing was held during the last week of June 2012 before the Single Bench Judge. The Single Bench Judge stated that he would render his written decision by the end of July 2012. The Single Bench Judge at the end of July 2012, then requested additional documentation in the matter and has stated that he will render his written decision by the end of August 2012.

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

(b)

In November 2011, a civil lawsuit was filed against both Kranem Corporation and Xalted Networks, in the Superior Court of California, Santa Clara County, by Empirix, Inc., a Delaware company, in the amount of $316,625. The lawsuit alleges that Xalted Networks purchased monitoring surveillance and analysis technology and products from Mutina Technology S.R.L., an Italian company that is 100% owned by Empirix, Inc. We maintain that Xalted Networks, which was formed on March 14, 2011, and Kranem Corporation, which was part of a recapitalization in May 2011, could not have entered into a contractual relationship with Mutina Technology S.R.L. on August 17, 2009, as the Companies either did not exist or were dormant.

On January 5, 2012, both Kranem and Xalted Networks filed a Notice of Demurrer in the Superior Court of California, Santa Clara County, to have the civil action against both Kranem and Xalted Networks be dismissed based upon the fact that the Companies did not exist at the time that the contractual arrangement allegedly occurred. The hearing to determine the Notice of Demurrer occurred June 5, 2012 and the Judge later issued his decision on June 21, 2012. The Judge denied the Motion of Demurrer. Discovery has begun in the case.

The Company’s California counsel has informed us that he believes both Kranem and Xalted Networks has a strong legal position and a good chance of success. If Xalted Networks is not successful in that effort, it may appeal the lawsuit to the California Courts of Appeal and the California Supreme Court. Should those appeals fail, both Kranem and Xalted Networks would be subject to a court action and would have to pay the amount of $316,625.01 and it could have a material adverse effect on our business, as no liability has been accounted for on the books of either Kranem or Xalted Networks, Inc.

We are currently not aware of any other legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of equity securities during the fiscal quarter ended June 30, 2012, which were not previously reported on a Current Report on Form 8-K.

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
101 (2)

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011, (ii) Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2012 and 2011 (unaudited), (iii) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 (unaudited) and (iv) Notes to the Consolidated Financial Statements

(1) In accordance with Item 601(b) (32) (ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

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

Date: August 23, 2012	KRANEM CORPORATION

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
101 (2)

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011, (ii) Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2012 and 2011 (unaudited), (iii) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 (unaudited) and (iv) Notes to the Consolidated Financial Statements

(1) In accordance with Item 601(b) (32) (ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(2) In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.