Form 10-Q/A
period 2012-06-30
KRANEM CORP
filed 2012-09-13
CIK 1309764

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

EXPLANATORY NOTE

Kranem Corporation (the “Company”) is filing this Quarterly Report on Form 10-Q which includes interactive data files formatted in XBRL (eXtensible Business Reporting Language) as Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

In the 10-Q XBRL version, we have corrected rounding, typographical and clerical error. The only significant clerical error was in the Statement of Cash Flows on the sub-total line ‘Net cash and cash equivalents’ for the 6 month period ending June 30, 2011 was incorrectly listed as $221,397 and should have been listed as ($364,258). All totals below this sub-total are and were correct.

For purposes of the restatement, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Original Filing that was affected by the restatement has been amended and restated in its entirety in this filing.

KRANEM CORPORATION

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

KRANEM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December
	2012	31, 2011

ASSETS
Current Assets
Cash and cash equivalents	$524,287	$420,012
Financial assets	994,658	877,864
Accounts receivable, net of allowance for doubtful accounts	7,672,051	9,595,288
Accounts receivable - related parties	820,000	2,267,584
Inventories	393,155	207,345
Deferred tax assets, net	321,933	99,035
Current tax assets net of provision for income tax	289,792	-
Prepaid expenses and other current assets	391,862	260,473
Total Current Assets	11,407,738	13,727,601
Non-Current Assets
Property, plant and equipment, net	372,142	375,383
Intangible assets, net	3,965,786	4,420,902
Financial assets	212,384	400,112
Deferred tax assets, net	44,012	16,024
Other non-current assets	134,658	116,624
Total Non-Current Assets	4,728,982	5,329,045
TOTAL ASSETS	$16,136,720	$19,056,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,221,532	$5,812,585
Accounts payable - related parties	1,358,549	1,110,383
Deferred revenue	49,907	-
Credit facilities	767,224	612,914
Short-term notes	2,440,158	1,700,000
Short-term notes - related parties	583,635	285,000
Convertible note, net of discount	109,814	-
Accrued payroll	660,002	370,979
Current tax liability, net of tax assets	-	78,041
Other current liabilities	709,948	863,009
Total Current Liabilities	10,900,769	10,832,911
Non-Current Liabilities
Deferred benefit obligations	115,707	121,867
Other non-current liabilities – related parties	-	16,144
Long-term notes	-	500,000
Long-term provisions	226,497	220,539
Total Non-Current Liabilities	342,204	858,550
Total Liabilities	11,242,973	11,691,461

STOCKHOLDERS' EQUITY
Preferred Stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, no par value, 50,000,000 shares authorized, 39,959,338 shares issued and outstanding	1,643,112	1,583,112
Additional paid-in-capital	968,333	126,350
Stock payable	1,220,000	1,220,000
Retained earnings	2,253,552	5,319,043
Accumulated other comprehensive income	(1,191,250)	(883,320)
Total Stockholders' Equity	4,893,747	7,365,185
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,136,720	$19,056,646

The accompanying notes are an integral part of these financial statements.

KRANEM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
	US $	US $	US $	US $
		(Restated)		(Restated)

REVENUES	1,331,945	1,013,041	3,254,228	2,304,968
COST OF REVENUES	1,436,441	384,463	3,173,982	698,114
GROSS PROFIT	(104,496)	628,578	80,246	1,606,854
OPERATING EXPENSES
Research and development	133,158	244,309	305,199	509,391
Selling and marketing	282,113	85,858	1,343,781	154,706
General and administrative	801,995	332,548	1,534,374	448,799
Total Operating Expenses	1,217,266	662,715	3,183,354	1,112,896
OPERATING INCOME/(LOSS)	(1,321,762)	(34,137	(3,103,108)	493,958
Finance Costs	(218,019)	(9,346)	(278,942)	(45,738)
Non Operating Income	2,971	29,552	(77,510)	60,922
Income (loss) before Income Taxes	(1,536,810)	(13,931)	(3,459,560)	509,142
Tax Expenses	(241,349)	44,194	(394,070)	141,915
Net Income/(Loss)	(1,295,461)	(58,125)	(3,065,490)	367,227
Earnings per Equity share
Basic	0.03	0.00	(0.08)	0.01
Diluted	0.03	0.00	(0.08)	0.01
Weighted average number of equity shares used in computing earnings per equity share
Basic	39,959,338	27,819,066	39,928,094	24,595,255
Diluted	39,959,338	27,819,066	39,928,094	24,595,255

The accompanying notes are an integral part of these financial statements.

KRANEM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED
	June 30,	June 30,
	2012	2011
		(Restated)

Cash flows from Operating Activities
Net Income/(Loss)	$(3,065,490)	$367,227
Adjustments to reconcile net income/(loss) to net cash from operating activities
Depreciation and amortization	397,352	74,837
Stock-based compensation	890,983	-
Loss/(Profit) on sale of property, plant and equipment	-	10,741
Provision for taxation	(172,886)	137,053
Dividend income	-	(8,115)
Deferred taxes	(13,699)	4,862
Currency translation reserve	-	5,296
Financing cost	173,635	(845)
Interest (Accrual)/reversal on fixed deposits	-	(6,507)
Provision for gratuity and leave encashment	11,496	23,869
Amortization of debt discount on convertible notes	31,314	-
Amortization of prepaid rent	53,497	5,428
Changes in operating assets and liabilities
Financial assets	(43,556)	2,033
Trade receivables	2,545,021	(914,187)
Inventories	(195,766)	44,679
Taxes assets	(240,057)	5,406
Prepaid expenses and other current assets	(190,854)	75,591
Other non-current assets	(24,330)	(1,046)
Accounts payable	(694,151)	(360,733)
Deferred revenues	49,907	327,897
Due to related party	375,059	-
Long-term provisions	(12,826)	(5.922)
Other non-current liabilities	(92,392)	-
Other, net	(758)	(51,831)
Net Cash from Operating Activities	(218,501)	(264,267)

Cash flows from Investing Activities
Fixed deposits placed with banks	22,822	-
Investment in mutual fund units	-	(1,097,324)
Redemption of mutual fund units	-	867,225
Proceeds from sale of fixed assets	-	100,784
Expenditures on property, plant and equipment	(3,551)	(18,581)
Net Cash from Investing Activities	19,271	(147,896)

Cash flows from Financing Activities
Short-term loans	234,118	47,905
Convertible note	78,500	-
Issuance of common shares	-	-
Net Cash from Financing Activities	312,618	47,905

Translation effect of exchange rates	(9,113)	-
Net change in cash and cash equivalents during the period	104,275	(364,258)

Cash and cash equivalents at the beginning of the period	420,012	545,374

Cash and cash equivalents at the end of the period	$524,287	$766.771

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Non-Cash Investing and Financing Activities:
Acquisition of Investco, shares issued	$-	$1,111,108
Acquisition of Investco, note issued	$-	$400,000
Re-classification of accounts payable to related party accounts payable	$321,579	$-
Common stock issued for accounts payable	$60,000	$-

Supplemental Disclosure of Cash-Flow Information:

Net Cash Paid During the Period for:

Interest	$-	$-
Income Taxes	$-	$-

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

Date: September 13, 2012	KRANEM CORPORATION

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