Form 10-Q
period 2012-09-30
KRANEM CORP
filed 2013-04-05
CIK 1309764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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
Yes [   ]     No [X]

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
Yes [   ]     No [X]

As of March 29, 2013, there were 7,720,519 shares of common stock outstanding.

Page | 1

KRANEM CORPORATION

Safe Harbor Regarding Forward Looking Statements

          The Private Securities Litigation Reform Act of 1995 and other securities laws contain certain safe harbors regarding forward-looking statements. From time to time, information provided by us or statements made by our employees may contain “forward-looking” information which involves risks and uncertainties. Any statements in this Quarterly Report and accompanying materials that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning our projected revenues, expenses, gross profit and income, mix of revenue, demand for our products, the need for additional capital, our ability to obtain and successfully perform additional new contract awards and the related funding of such awards, our ability to repay our outstanding debt, market acceptance of our products and technologies, the competitive nature of our business and markets, the success and timing of new product introductions and commercialization of our technologies, product qualification requirements of our customers, the need to divest assets, our significant accounting policies and estimates, and the outcome of expense audits). These forward-looking statements are based on a number of assumptions made by us, and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to, those discussed in this Quarterly Report and set forth in Part I, Item 1A of our Form 10-K for the year ended December 31, 2011, as updated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, available through the website of the Securities and Exchange Commission (“SEC”) at www.sec.gov or upon written request to Kranem Corporation at 560 South Winchester Blvd, Suite 500, San Jose, CA 95128. You should carefully consider these factors in connection with forward-looking statements concerning us.

          Except as required by law, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Page | 2

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KRANEM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$415,307	$420,012
Accounts receivable, net of allowance for doubtful	9,352,601	9,595,288
accounts of $998,744 and $0, respectively
Accounts receivable - related parties	-	2,267,584
Inventories	206,047	207,345
Other	1,320,222	1,237,372
Total Current Assets	11,294,177	13,727,601
Equipment, net	369,848	375,383
Intangible assets, net	3,915,248	4,420,902
Other	263,868	532,760
TOTAL ASSETS	$15,843,141	$19,056,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,064,479	$5,812,585
Accounts payable - related parties	66,504	1,110,383
Credit facilities	774,584	612,914
Short-term notes	2,248,900	1,700,000
Short-term notes - related parties	185,000	285,000
Other	1,118,064	1,312,029
Total Current Liabilities	8,457,531	10,832,911
Long-term note	-	500,000
Other	490,988	358,550
TOTAL LIABILITIES	8,948,519	11,691,461

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 10,000,000 shares authorized, 428,034 and 0 shares issued and outstanding, respectively	2,068,374	-
Common stock, no par value, 200,000,000 shares authorized, 7,720,519 and 39,888,750 shares issued and outstanding, respectively	372,252	1,583,112
Additional paid-in-capital	1,441,150	126,350
Common stock issuable	1,220,000	1,220,000
Retained earnings	2,367,379	5,319,043
Accumulated other comprehensive income, net of taxes	(574,533)	(883,320)
Total Stockholders' Equity	6,894,622	7,365,185
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,843,141	$19,056,646

The accompanying notes are an integral part of these financial statements.

Page | 3

KRANEM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2012	2011	2012	2011

REVENUES	$3,543,743	$1,642,594	$6,797,580	$3,947,562
COST OF REVENUES	1,256,503	434,071	4,430,162	1,132,185
GROSS PROFIT	2,287,240	1,208,523	2,367,418	2,815,377
OPERATING EXPENSES
Research and development	122,604	252,223	427,806	761,614
Selling, general and administrative	1,278,398	578,960	4,182,655	1,189,347
Total Operating Expenses	1,401,002	831,183	4,610,461	1,950,961
OPERATING INCOME/(LOSS)	886,238	377,340	(2,243,043)	864,416
Interest expense	401,267	31,761	680,204	77,498
Other (Income)/Expense	(45,612)	(107,674)	31,898	(173,894)
Income (loss) before Income Taxes	530,583	453,253	(2,955,145)	960,812
Income Tax Expense	413,806	130,160	7,082	272,075
Net Income/(Loss)	$116,777	$323,093	$(2,962,227)	$688,737

Basic Earnings/(Loss) per Common Share	$0.02	$0.01	$(0.44)	$0.03
Diluted Earnings/(Loss) per Common Share	$0.00	$0.01	$(0.44)	$0.03

Basic average common shares outstanding	6,953,462	39,888,750	6,772,287	24,595,255
Diluted average common shares outstanding	44,731,688	39,888,750	6,772,287	24,595,255

The accompanying notes are an integral part of these financial statements.

Page | 4

KRANEM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPEHENSIVE INCOME/(LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net Income/(Loss)	$116,777	$323,093	$(2,962,227)	$688,737
Other comprehensive income (loss)
Foreign currency translation adjustments	616,697	(491,518)	308,787	(474,098)
Comprehensive Income/(Loss)	$733,474	$(168,425)	$(2,653,440)	$214,639

The accompanying notes are an integral part of these financial statements.

Page | 5

KRANEM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Nine Months Ended
	September 30, 2012	September 30, 2011

Cash flows from Operating Activities
Net Income/(Loss)	$(2,962,227)	$688,737
Adjustments to reconcile net income/(loss) to net cash used in operating activities
Depreciation and amortization	581,193	152,525
Provision for doubtful receivables	998,744	-
Stock-based compensation	1,063,610	-
Other, net	5,151	222,799
Changes in operating assets and liabilities
Accounts receivable	(756,057)	(2,142,608)
Inventories	1,298	115,281
Accounts payable	(1,748,106)	(68,082)
Other, net	125,458	458,674
Net Cash Used in Operating Activities	(2,690,936)	(572,674)

Cash flows from Investing Activities
Investment in mutual fund units	-	(1,097,324)
Redemption of mutual fund units	-	1,234,392
Proceeds from sale of fixed assets	-	100,784
Expenditures on equipment	-	(21,945)
Acquisition of assets	-	(400,000)
Net Cash from Investing Activities	-	(184,093)

Cash flows from Financing Activities
Due to related parties	1,223,704	-
Net borrowings under credit facilities	161,670	-
Issuances of short-term loans	534,000	381,283
Repayment of short-term loan	(78,500)	-
Issuance of short-term loan – related party	150,000	-
Repayment of short-term loans – related party	(250,000)	-
Issuance of preferred shares	64,210	-
Net Cash from Financing Activities	1,805,084	381,283
Sub-total	(885,852)	(375,484)
Translation effect of exchange rates	881,147	(45,921)
Net change in cash and cash equivalents during the period	(4,705)	(421,405)
Cash and cash equivalents at the beginning of the period	420,012	545,374
Cash and cash equivalents at the end of the period	$415,307	$123,969

Non-Cash Investing and Financing Activities
Common shares issued for the acquisition of software from Investco	$-	$1,111,108
Conversion of common stock to preferred stock	$1,995,921	$-
Conversion of Empire Capital note payable into preferred shares	$256,233	$-
Conversion of Asher Enterprises note payable into common shares	$255,242	$-
Common stock issued for accounts payable	$60,000	$-
Net Cash Paid During the Period for
Interest	$44,037	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Page | 6

KRANEM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - General

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet data as of December 31, 2011 was derived from audited financial statements, but does not include all disclosures required by GAAP. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Form 10-K/A filed with the SEC on June 19, 2012. There have been no changes in the significant accounting policies from those that were disclosed in the audited consolidated financial statements for the fiscal year ended December 31, 2011 included in such Form 10-K/A.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to state fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year 2012.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Kranem Corporation and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods covered by the financial statements and accompanying notes. In particular, we make estimates with respect to the fair value of multiple elements in revenue recognition, uncollectible accounts receivable, stock-based compensation expense, income taxes and contingencies. Actual results could differ from those estimates.

Derivatives

A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts (“embedded derivatives”) and for hedging activities. As a matter of policy, the Company does not invest in financial derivatives or engage in hedging transactions. However, the Company has entered into complex financing transactions that involve financial instruments containing certain features that have resulted in the instruments being deemed derivatives or containing embedded derivatives. The Company may engage in other similar complex debt transactions in the future, but not with the intention to enter into derivative instruments. Derivatives and embedded derivatives, if applicable, are measured at fair value using the binomial lattice- ("Binomial Lattice") pricing model and marked to market through earnings. However, such new and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation of derivatives often incorporate significant estimates and assumptions, which may impact the level of precision in the financial statements. Furthermore, depending on the terms of a derivative or embedded derivative, the valuation of derivatives may be removed from the financial statements upon conversion of the underlying instrument into some other security.

Page | 7

Warrant Valuation

The Company calculates the fair value of warrants issued with debt or preferred stock and not accounted for as derivatives using the Black-Scholes valuation method. The total proceeds received in the sale of debt or preferred stock and related warrants is allocated among these financial instruments based on their relative fair values. The discount arising from assigning a portion of the total proceeds to the warrants issued is recognized as interest expense for debt from the date of issuance to the earlier of the maturity date of the debt or the conversion dates using the effective yield method.

Convertible securities with detachable warrants that do not contain features requiring them to be accounted for as embedded derivatives are valued by allocating the proceeds between the warrant and the convertible security based on relative fair values, with any resulting fixed beneficial conversion feature embedded in the convertible security being recorded at its intrinsic value.

Reclassifications

Certain prior period balances have been reclassified in order to conform to the current period presentation.

Note 2 - Fair Value Measurements

The carrying amounts of certain of our financial instruments including cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term maturities. Based on borrowing rates currently available to us for financing obligations with similar terms and considering our credit risks, the carrying value of the financing obligation approximates fair value.

Assets and liabilities recorded at fair value in the financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels that are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities are as follows:

Level 1 - Observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

Page | 8

During the nine months ended September 30, 2012, we did not re-measure any nonfinancial assets and liabilities measured at fair value on a nonrecurring basis, such as intangible assets, and property and equipment.

Our preferred stock warrants are categorized as Level 3 because they are valued based on unobservable inputs and management’s judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such financial instruments. These assumptions are inherently subjective and involve significant management judgment.

Note 3 - Short-Term Borrowings

Credit Facilities
	September 30,	December 31,
	2012	2011
Alfa Sistemi has a credit agreement with Banca Popolare di Milano providing a €140,000 secured revolving credit facility that is collateralized by €190,000 in assets. Advances under the credit agreement accrue interest at a rate of 8% per annum.	$186,640	$143,411
Alfa Sistemi has a credit agreement with Banca Popolare di Milano providing a €650,000 secured revolving credit facility that is collateralized by accounts receivable. Advances under the credit agreement accrue interest at a rate that varies monthly based upon the Bank’s borrowing rate. Recently the interest rate has been in the 5% to 6% range per annum.	444,769	371,501
Alfa Sistemi has a credit agreement with Monte dei Paschi di Siena providing a €90,000 secured revolving credit facility that is collateralized by €100,000 in assets. Advances under the credit agreement accrue interest at a rate of 9.3% per annum.	111,579	58,717
Alfa Sistemi has a credit agreement with Credito Bergamasco providing a €20,000 unsecured revolving credit facility. Advances under the credit agreement accrue interest at a rate that varies monthly based upon the Bank’s borrowing rate and other factors. Recently the interest rate has been in the 12.5% to 13.4% range per annum.	26,919	24,151
Other	4,677	15,134
Total Owing on Credit Facilities	$774,584	$612,914

Short-Term Notes
	September 30,	December 31,
	2012	2011
INVESTCO - 5% per annum unsecured note due June 30, 2013, convertible into preferred series A shares at $3 per share. Prepayments are allowed and interest accrues monthly.	$400,000	$400,000
ALFA SISTEMI – Secured note due upon completion of a capital raise, as defined, by the Company, secured by Alfa Sistemi’s ownership shares.	800,000	800,000
ADORA ICT – Secured note due to upon completion of a capital raise, as defined, by the Company, secured by Adora’s ownership shares.	500,000
ADORA ICT EARN OUT – Note due if Adora’s 2012 audited revenues and profits (US GAAP) equal or exceed its 2011 audited revenues and profits. The Company expects that the 2012 audit will be completed by June 30, 2013.	500,000	500,000
ASHER ENTERPRISES - 8% per annum convertible note due May 14, 2013.	27,500
INVESTORS - On September 21, 2012, the Company issued senior convertible notes to various investors in the aggregate amount of $428,000 due April 13, 2013, interest at 10.0% per annum, secured by all the Company assets and convertible into common stock at $0.055 per share at the holder’s option. The Company awarded to these investors an aggregate of 5,287,882 common stock warrants (see Note 4). As a result, the Company recorded a debt discount of $246,570 based on the relative fair values of the notes and warrants. The Company also determined that the notes included a beneficial conversion feature and, accordingly, recorded an additional debt discount in the amount of $181,430. The remaining debt discount of $406,600 is being amortized using the interest yield method over the term of the notes.	21,400
Total Owing on Short-Term Notes	$2,248,900	$1,700,000
Page | 9

Short-Term Notes – Related Parties
	September 30,	December 31,
	2012	2011
XALTED HOLDING – 6.0% per annum unsecured notes due June 30, 2013.	$185,000	$35,000
EMPIRE CAPITAL - 7.0% per annum unsecured convertible note due March 19, 2012. On July 1, 2012 the note was converted into common stock.	-	250,000
Total Owing on Short-Term Notes – Related Parties	$185,000	$285,000

Note 4 – Stockholders’ Equity

The Company determines the grant-date fair value of employee and director share options using the Black-Scholes option-pricing model. The Company determines the value of equity instruments issued to non-employees in exchange for services to be provided using the fair value of the services or the fair value of the equity instruments issued, whichever is more reliably measurable.

Preferred Stock

On July 1, 2012, the Company converted 34,308,225 shares of restricted common stock to 343,082 series A convertible preferred shares, as part of the “Common to Preferred Stock Exchange Agreement” that had been executed on November 21, 2011.

On September 14, 2012, the Company awarded 54,952 shares of series A convertible preferred shares to members of management, board of directors and certain advisors. The total value of the shares issued was $164,856. The per share value of $3.00 was established by the Board of Directors as a fair value based upon the fact that the shares do not trade, are restricted, and have limitations as to when they can be converted into common shares.

On September 21, 2012, the Company sold 30,000 series A convertible preferred shares to Shopal Investments for total cash proceeds of $64,210. The per share price of $2.14 resulted from an arms-length negotiation with the investor.

Preferred Stock Warrants

On September 14, 2012, the Company awarded an aggregate of 44,067 warrants to employees and consultants to the Company, which were immediately vested but not exercisable until January 31, 2013. The warrants have an exercise price of $3.00 and expire on September 13, 2017. These warrants were valued at $3.00 each using the Black-Scholes option pricing model based on the following assumptions: 5 years life expectancy; risk free interest rate of 1.5%; no dividends; and expected volatility of 350%. The aggregate value of $132,201 will be charged to stock-based compensation expense. The Company’s Board of Directors established the exercise price at $3.00 as a fair value based upon the fact that the shares do not trade, are restricted, and have limitations as to when they can be converted into common shares.

Weighted -
	Number	Weighted -	Average
	of	Average	Remaining
	Warrants	Exercise Price	Life (Years)

Outstanding at December 31, 2011	-	$-	-
Granted – September 14, 2012	44,067	$3.00	4.96
Exercised	-	$-	-
Cancelled	-	$-	-
Outstanding at September 30, 2012	44,067	$3.00	4.96
Exercisable at September 30, 2012	-	$-	-

Page | 10

Common Stock

On March 21, 2012, the Company issued 70,588 shares of common stock to a vendor in full satisfaction of $60,000 billed for services.

On March 31, 2012, the Company issued 1,067,600 shares of common stock valued at $0.40 per share to Empire Capital in full satisfaction of a $250,000 convertible note and related accrued interest.

On July 1, 2012, the Company exchanged 34,308,225 outstanding shares of common stock into 343,082 newly issued series A convertible preferred shares as part of the “Common to Preferred Stock Exchange Agreement” of November 21, 2011.

The Company paid $64,210 in cash and issued 604,839 shares of common stock valued at $255,242 between August 24, 2012, and September 5, 2012, in full satisfaction of a $78,500 convertible note issued to Asher Enterprises in March 2012. The excess of the value of the repayments over the face amount of the note was charged to interest expense.

On September 21, 2012, the Company issued 396,967 shares of common stock valued at $0.11 per share to Senior Security Investors in conjunction with the issuance of a $428,000 convertible note due March 22, 2013. The aggregate $42,800 value of these shares was recorded as deferred financing cost and is being charged to interest expense over the life of the note.

Common Stock Options

The Company’s Stock Option Plan (the “Plan”) provides for the grant of up to 5,000,000 options to purchase shares of its common stock to key employees. The Plan provides for both incentive options and non-qualified options. Stock option grants generally vest over a four-year period from either the employee’s hire date or the option grant date. No options were granted prior to fiscal 2011.

On February 21, 2012, the Company granted 275,000 options vesting over a four-year period to certain Company management with an exercise price of $0.45. The fair value of these options at the date of grant was computed at $0.45 per share using the Black-Scholes option pricing model with an expected life of 10 years, a risk free interest rate of 1.5%, a dividend yield of 0% and expected volatility of 378%. The total stock based deferred compensation expense of $137,500 is being amortized over four years.

On September 14, 2012, the Company granted 2,000,000 options vesting over a four-year period to certain Company management with an exercise price of $0.11. The fair value of these options at the date of grant was computed at $0.11 per share using the Black-Scholes option pricing model with an expected life of 10 years, a risk free interest rate of 1.5%, a dividend yield of 0% and expected volatility of 350%. The total stock based deferred compensation expense of $220,000 is being amortized over four years.

The total stock based compensation expense recorded for the nine-month period ended September 30, 2012, was $83,840.

			Weighted-
		Weighted -	Average
	Number	Average	Remaining
	of Options	Exercise Price	Life (Years)

Outstanding at December 31, 2011	1,701,000	$0.20	8.92
Granted at February 21, 2012	275,000	$0.45	9.58
Granted at September 14, 2012	2,000,000	$0.11	10.00
Exercised	-	$-	-
Cancelled	(300,000)	-	-
Outstanding at September 30, 2012	3,676,000	$0.17	9.51
Exercisable at September 30, 2012	460,688	$0.20	8.92

Page | 11

Common Stock Warrants

On February 19, 2012, the Company awarded an aggregate of 1,970,000 warrants to members of its management team, board of directors, and certain advisors, immediately vested and exercisable. The warrants have an exercise price of $0.10 and expire on February 19, 2017. These warrants were valued at $0.40 each (fair value of the stock on the day of grant) using the Black-Scholes option pricing model based on the following assumptions: 5 years life expectancy; risk free interest rate of 1.5%; no dividends; and expected volatility of 378%. The aggregate value of $788,000 was charged to stock-based compensation expense.

On September 21, 2012, in conjunction with the issuance of short-term notes, the Company awarded 5,287,882 warrants, immediately vested but not exercisable for six months. The warrants have an exercise price of $0.11 and expire on September 20, 2017. These warrants were valued at $0.11 each using the Black-Scholes option pricing model based on the following assumptions: 5 years life expectancy; risk free interest rate of 1.5%; no dividends; and expected volatility of 398%. The relative value attributed to these warrants was recorded as debt discount and is being amortized over a six-month period.

			Weighted -
	Number	Weighted -	Average
	of	Average	Remaining
	Warrants	Exercise Price	Life (Years)

Outstanding at December 31, 2011	500,000	$0.40	4.23
Granted – February 20, 2012	1,970,000	$0.10	4.65
Granted – September 21, 2012	5,287,882	$0.11	4.95
Exercised	-	$-	-
Cancelled	-	$-	-
Outstanding at September 30, 2012	7,757,882	$0.13	4.79
Exercisable at September 30, 2012	2,470,000	$0.16	4.35

Note 5 – Earnings/(Loss) per share

Basic earnings/(loss) per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted net income per share includes the dilutive effect of potential shares outstanding, including warrants and stock options, using the treasury stock method.

The following table reconciles the components of the basic net earnings/(loss) per share calculations to diluted net earnings/(loss) per share (amounts in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net earnings/(loss)	$117	$323	$(2,962)	$689

Weighted average common shares outstanding	6,954	39,889	6,772	24,595
Dilutive warrants and options	37,778	-	-	-
Weighted average dilutive common shares	44,732	39,889	6,772	24,595

Basic earnings/(loss) per common share	$0.02	$0.01	$(0.44)	$0.03
Diluted earnings/(loss) per common share	$0.00	$0.01	$(0.44)	$0.03

Anti-dilutive options and warrants outstanding totaling zero at September 30, 2012, and 1,701 at September 30, 2011, are excluded in the above calculations.

Page | 12

Note 6 - Segment reporting

The Chief Executive Officer (“CEO”) of the Company has been identified as the Chief Operating Decision Maker (“CODM”) as defined by ASC Topic 280, Segment Reporting. The CEO of the Company evaluates the segments based on their revenue growth, operating income and return on capital employed. Management of the Company is of the view that Kranem during the nine months ended September 30, 2012, has operated only in one business vertical, Telecom Industry.

Revenues by geography are based on the shipping address of the customer. The following table presents our revenues by country for the periods presented (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Italy	$1,143	$-	$4,271	$-
India	2,370	1,078	2,396	1,771
Nepal	31	121	130	123
South Africa	-	18	-	75
United States	-	426	-	1,978
Total	$3,544	$1,643	$6,797	$3,947

Two customers represented approximately 35% and 23% of total revenues for the nine months ended September 30, 2012. Two customers represented approximately 67% and 13% of total revenues for the three months ended September 30, 2012. At September 30, 2012, two customers represented approximately 27% and 22% of total accounts receivable.

Note 7 - Subsequent Events

Empirix Legal Action. On November 7, 2012, the Court granted a motion filed by Empirix to dismiss its $316,625 legal claim and action against the Company.

Amendment to Articles of Incorporation or Bylaws. On April 1, 2013, the Company filed an amendment (the “Amendment”) with the State of Colorado to amend its Articles of Incorporation to (i) allow shareholder approval by written consent and (ii) increase the total authorized shares of common stock, no par value, from 50,000,000 to 200,000,000 shares.

Page | 13

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as "believe," "expect," "anticipate," "project," "target," "plan," "optimistic," "intend," "aim," "will" or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning any projections of earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: the impact of the global economic environment on the Company's customer base (particularly telecom and law enforcement agencies) and the resulting uncertainties; changes in technology and market requirements; decline in demand for the Company's products; inability to timely develop and introduce new software, services and applications; difficulties or delays in absorbing and integrating acquired operations, technologies and personnel; loss of market share; pressure on pricing resulting from competition; and inability to maintain certain marketing and distribution arrangements.

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

Use of Terms

Except where the context otherwise requires and for the purposes of this report only, references to:

  the "Company," "we," "us," and "our" are to the combined business of Kranem Corporation, a Colorado corporation, and its consolidated subsidiaries, Xalted Networks, Xalted Information, Alfa Sistemi and Adora;
  "Xalted Holding" are to Xalted Holding Corporation, a Delaware corporation, formerly known as Xalted Networks, Inc., which changed its name to Xalted Holding Corporation on March 14, 2011;
  "Xalted" is to the combination of Xalted Networks and Xalted Information;
  "Xalted Networks" are to Xalted Networks, Inc., a Delaware corporation, incorporated on March 14, 2011;
  "Xalted Information" are to Xalted Information Systems (Pvt.) Ltd., an Indian company;
  "India" are to the Republic of India;
  "Italy" are to the Republic of Italy;
  "Adora" are to Adora ICT Srl, or Adora, an Italian company;
  "Alfa Sistemi" are to Alfa Sistemi Telemedia Srl, an Italian company;
  "SEC" are to the Securities and Exchange Commission;
  "Securities Act" are to the Securities Act of 1933, as amended;
  "Exchange Act" are to the Securities Exchange Act of 1934, as amended;;
  "Rupees" and "Rs." are to the legal currency of India;;
  "Euros" and "€" are to the legal currency of the European Union;
  "U.S. dollars," "dollars" and "$" are to the legal currency of the United States.

Overview of Our Business

Through our operating subsidiaries, Xalted Information, Alfa Sistemi and Adora, we provide advanced software solutions that enable companies and public organizations, including governments and law enforcement agencies, to capture, manage and analyze structured and unstructured data to enhance business and operational performance and address security threats. The two principal markets that our software solutions address are the mobile telecom market and the homeland security market. We include law enforcement as part of the homeland security market. Our original geographic focus, through Xalted Information, was primarily India and Southeast Asia. With the acquisition of Alfa Sistemi and Adora in late 2011, we expanded our geographic focus to Europe We are exploring acquisition opportunities that will expand or strengthen our current product offering and/or geographic market opportunities.

Page | 14

In the mobile telecom market, we provide four software modules that address different aspects of the mobile telecom market: revenue maximization, revenue assurance, fraud management and OSS/BSS (short for operations support systems and business support systems). The revenue maximization module allows a mobile telecom service provider to identify trends in the usage of various services provided, so that it can tailor its service offering to maximize revenue. Revenue assurance locates potential users that are trying to use portions of the telecom service provider's system capabilities without being a valid user of those services. The software module identifies illegal users, allowing the mobile telecom service provider to take appropriate measures, generally comprised of locking the user out of a specific service or service package within the service network. The fraud management system module, or FMS, identifies a larger scale attempted use of the mobile telecom service provider's network by an individual or individuals who are not valid network users. The operations support systems, or OSS, and business support systems, or BSS, are business management tools that allow a mobile telecom service provider to develop and deploy a new service offering more rapidly. The module automatically accounts for potential equipment limitations in the rollout of a new service offering. The term OSS is commonly used to describe network systems dealing with the mobile telecom network itself, as well as supporting processes such as maintaining network inventory, provisioning services, configuring network components and managing faults.

Our mobile telecom customers include major mobile telecom companies and organizations in India, Europe and South America. In the homeland security market, our security solutions are used by governments and law enforcement agencies in their efforts to protect people and property and combat terrorism and crime. Our homeland security customers include the national government of India.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

  Information technology spending. We are heavily dependent on our customers' decisions with regard to spending on information technology. As a general proposition, spending in this area is considered important by our customers, including our government customers, but can be affected adversely by changes in national, regional and global economic conditions.
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
Page | 15

Results of Operations (unaudited)

Revenues. We generate revenues from sales of our integrated information security products and through the related after-sales services. Our revenues were $3,543,743 and $6,797,580 for the three and nine months ended September 30, 2012, respectively, compared to $1,642,594 and $3,947,562 for the three and nine months ended September 30, 2011, respectively. The increase in revenue for the three and nine months ended September 30, 2012, was primarily due to the completion and invoicing of a phase of a significant contract by Xalted and the revenue generated by the Company’s two Italian acquisitions.

Cost of revenue. Our cost of revenue primarily consists of the purchase of third party software and deployment costs. Our cost of revenue was $1,256,503 and $4,430,162 for the three and nine months ended September 30, 2012, respectively, compared to $434,071 and $1,132,185 for the three and nine months ended September 30, 2011, respectively. The increase in the cost of revenue is due the higher cost of revenue associated with the completion of a significant Xalted contract and the Company’s two Italian acquisitions.

Gross profit. Our gross profit was $2,287,240 and $2,367,416 for the three and nine months ended September 30, 2012, respectively, compared to $1,208,523 and $2,815,377 for the three and nine months ended September 30, 2011, respectively. The increase in the gross margin for the three month period ended September 30, 2012 is due to the higher revenue levels of the Indian operations. The decrease in the gross margin for the nine month period is directly attributed to the higher cost of revenue associated with the Company’s Italian operations.

Research and development costs. Research and Development costs have decreased during the periods presented due to the temporary reassignment of staff to the completion of a significant contract phase at Xalted.

Selling, general and administrative expenses. General and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operations. Our general and administrative expenses were $1,278,398 and $4,182,655 for the three and nine months ended September 30, 2012, respectively, compared to $578,960 and $1,189,347 for the three and nine months ended September 30, 2011, respectively. The increase in general and administrative expenses is associated with a combination of events: compensation expense related to the issuance of stock options and warrants to management and employees, the increase in our allowance for doubtful receivables, and the addition of the two Italian subsidiaries acquired in the fourth quarter of 2011.

Liquidity and Capital Resources

As of September 30, 2012, nearly all of cash and cash equivalents were held in Italy and India. We do not anticipate the need to repatriate any material amounts of the cash and equivalents to the United States, but to the extent amounts are repatriated, such amounts would be subject to tax in the United States.

We anticipate that the Company will require additional cash resources, including loans, to meet our working capital needs for the next 12 months. In addition, we may in the future require additional cash resources due to changed business conditions, implementation of our strategy to ramp up our marketing efforts and increase brand awareness, or acquisitions we may decide to pursue. In order to acquire these resources, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. Any issuance of stock will require approval by a note holder prior to issuance. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

The Company has $10,351,345 in trade receivables and an allowance for doubtful accounts of $998,744 at September 30 2012. Of these balances, Xalted Information accounts for $7,068,701 and $838,744, respectively, including $3,241,000 that have been outstanding for more than a year. Since Xalted Information’s receivables are almost entirely from Indian Government Agencies or Indian Government owned entities, the age of these receivables is not unusual. We do not anticipate the age of these receivables and this pattern in government contracting in India to have an adverse impact on our growth.

Page | 16

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Ajay Batheja, and Chief Financial Officer, Edward Miller, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based upon this evaluation, Mr. Batheja and Mr. Miller determined that, as of September 30, 2012, our disclosure controls and procedures were not effective due to a material weakness, as defined in Public Company Accounting Oversight Board Standard No. 5, in our internal control over financial reporting. This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. Further, Mr. Batheja and Mr. Miller determined that the termination of our previous independent accounting firm resulted in a lengthy delay in our ability to file this report on Form 10-Q. In an effort to remediate the deficiency described above, the Company has retained the services of accounting and financial reporting consultants.

Changes in Internal Control Over Financial Reporting.
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Page | 17

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company may from time to time become a party to various legal proceedings arising in the ordinary course of its business. The Company does not presently know of any such matters, the disposition of which would be likely to have a material effect on the Company’s consolidated financial position, results of operations or liquidity. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

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

After submission of written arguments, a hearing on the appeal was conducted in March 2011, a further hearing was set for June 9, 2011, and the earlier stay was continued during the pendency of the appeal. In June 2011, Xalted Information filed an additional application with the two-judge Division Bench to request dismissal of the claims against it on the basis that Arasor’s corporate status was “void” in Delaware and “forfeited” in California, and that Arasor therefore was without corporate power and authority to maintain or prosecute the action. On October 15, 2011, the Division Bench heard the appeal filed by Xalted Information and set aside the order of admission of the petition. The Division Bench Court determined that the order passed by the Single Judge Court did not fully take into consideration the defenses presented by Xalted Information and remanded the matter back to the Single Bench Judge to hear the evidence of both parties again, as to whether there was sufficient evidence to admit the petition for trial. The Divisional Bench Court also ruled that Xalted Information is permitted to raise all defenses, including the defense of the non-existence of Arasor Corporation. Xalted Information has petitioned the Single Bench Judge to hear the case as soon as possible. Arasor Corporation has requested a delay in the hearing, which the Singe Bench Judge granted until June 2012. A hearing was held during the last week of June 2012 before the Single Bench Judge. The Single Bench Judge stated that he would render his written decision by the end of July 2012. The matter is yet to be listed before the Court for hearing on the application.

Our lawyers in India believe we have a strong legal position and a good chance of success in the proceedings when they will take place before the Single Bench Judge. If the Single Bench Judge’s eventual decision is not in our favor, we can appeal his decision to the Divisional Bench and, if necessary, to the Supreme Court.

Page | 18

The Company's India counsel has informed us they believe Xalted Information has a reasonably strong legal position and a good chance of success in of persuading the Single Bench Judge to refuse to admit the winding- If all appeals were to fail, Xalted Information would be subject to judicial liquidation in India if it is unable to pay the amount of the judgment. If liquidation of the company were to be carried out, we would lose most of our operating assets, which would have a material adverse effect on our business.

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

On November 7, 2012, a settlement was reached and Empirix filed a motion to dismiss the lawsuit without prejudice, which was granted by the Court on November 7, 2012 with respect to all the defendants including Kranem Corporation and Xalted Networks.

ITEM 1A. RISK FACTORS

Reference is made to the disclosures included in Item 1A. Risk Factors in our Form 10-K/A for the year ended December 31, 2011, filed on June 19, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 21, 2012, the Company sold 30,000 series A convertible preferred shares to Shopal Investments for total cash proceeds of $64,210. The per share price of $2.14 resulted from an arms-length negotiation with the investor.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

We have no information to disclose that was required to be in a report on Form 8-K during the period covered by this report, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Page | 19

ITEM 6. EXHIBITS

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
101 (2)

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL) include: (i) Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2012 and 2011 (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income/(Loss) for the Three Months and Nine Months Ended September 30, 2012 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 (unaudited) and (iv) Notes to the Condensed Consolidated Financial Statements.

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

Page | 20

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 4, 2013		KRANEM CORPORATION

	By:	/s/ Ajay Batheja
Ajay Batheja, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Edward Miller
Edward Miller, Chief Financial Officer
(Principal Financial and Accounting Officer)

Page | 21